Form 10QSB
period 2007-03-31
Political Calls, Inc.
filed 2007-05-15
CIK 1390533

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2007
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                       Commission file number:  333-140823

                             Political Calls, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         20-4765268
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


                1015 S. Cimarron, Las Vegas, Nevada 89145
   --------------------------------------------------------------------
                (Address of principal executive offices)

                             (702) 273-8920
                       ---------------------------
                       (Issuer's telephone number)
--------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [ ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of May 15, 2007: 4,231,000 shares common stock

Number of shares of preferred stock outstanding as of May 15, 2007:  750,000

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Report of Independent Registered Public Accounting Firm    4
          Balance Sheet (unaudited)............................      5
          Statements of Operations (unaudited).................      6
          Statements of Cash Flows (unaudited).................      7
          Notes to Financial Statements........................     8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     10

Item 3. Controls and Procedures................................     15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     16

Item 2.   Changes in Securities and Use of Proceeds............     16

Item 3.   Defaults upon Senior Securities......................     16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     16

Item 5.   Other Information.....................................    16

Item 6.   Exhibits and Reports on Form 8-K......................    16

Signatures......................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
Political Calls Inc.

We have reviewed the accompanying balance sheet of Political Calls Inc. as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Political Calls Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from any uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    May 4, 2007




            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                   (702) 253-7511 Fax: (702)253-7501

                            Political Calls, Inc.
                        (A development stage company)
                               Balance Sheets
                     December 31, 2006 and March 31, 2007

Balance Sheets
                                                   (unaudited)
                                                     March 31,   December 31,
                                                       2007          2006
                                                    -----------  ------------
Assets
Current Assets:
   Cash                                             $    9,067   $    11,716
   Funds held in escrow                                      -         6,120
                                                    -----------  ------------
                                                         9,067        17,836
   Fixed assets, net of accumulated depreciation of
     $1,250, $1,000 as of 3/31/07 and 12/31/06,
     respectively                                        6,250         6,500
                                                    -----------  ------------
     Total current assets                               15,317        24,336
                                                    -----------  ------------
                                                    $   15,317   $    24,336
                                                    ===========  ============

Liabilities and Stockholder's Equity
Current liabilities:
   Income taxes payable                                  1,023         1,023
                                                    -----------  ------------
                                                         1,023         1,023
Long-term liabilities:
   Deferred taxes payable                                  117           117

Stockholder's Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     750,000 shares issued or outstanding
     as of 3/31/07 and 12/31/2006                          750           750
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 4,231,000 and 4,231,000 shares
     issued and outstanding as of 3/31/2007 and
     12/31/2006 respectively                             4,231         4,231
   Additional paid-in capital                        1,504,758     1,504,758
   Earnings (Deficit) accumulated during
     development stage                              (1,495,562)   (1,486,543)
                                                    -----------  ------------
                                                        14,294        23,313
                                                    -----------  ------------
                                                    $   15,317   $    24,336
                                                    ===========  ============

  The accompanying notes are an integral part of these financial statements.

                            Political Calls, Inc.
                        (A development stage company)
                          Statement of Operations
                 For the Three Months Ended March 31, 2007
             From August 23, 2006 (Inception) to March 31, 2007
                                    (Unaudited)

Statement of Operations
                                         Three Months  From August 23,
                                            Ended      2006 (Inception)
                                           March 31,      to March 31,
                                             2007            2007
                                         ------------  ----------------
Revenue                                  $         -   $        19,491
                                         ------------  ----------------
Expenses:

General and administrative
 expenses                                      8,769            20,163
Depreciation                                     250             1,250
                                         ------------  ----------------
   Total expenses                              9,019            21,413
                                         ------------  ----------------
Income (loss) before provision for
  income taxes                                (9,019)           (1,922)
                                         ------------  ----------------
Provision for income taxes                         -             1,140
                                         ------------  ----------------
Net income (loss)                        $    (9,019)  $        (3,062)

Beneficial Conversion Feature of
 Preferred stock                                   -        (1,492,543)
                                         ------------  ----------------
Net income (loss) applicable to
 common shareholders                     $    (9,019)   $   (1,495,562)
                                         ============  ================

Basic and diluted earnings (loss) per
share applicable to common stockholders:

Weighted average shares outstanding:
  Weighted                               153,619,000       153,619,000
                                         ============    =============

Net Loss per  Basic and Diluted Shares   $     (0.00)    $       (0.01)
                                         ============    =============


  The accompanying notes are an integral part of these financial statements.

                             Political Calls, Inc.
                        (A development stage company)
                          Statement of Cash Flows
                 For the Three Months ended March 31, 2007
              From August 23, 2006 (Inception) to March 31, 2007
                                    (Unaudited)

Statement of Cash Flows
                                         Three Months  From August 23,
                                            Ended      2006 (Inception)
                                           March 31,      to March 31,
                                             2007            2007
                                         ------------  ----------------
Cash flows from operating activities:
Net income (loss)                        $    (9,019)  $        (3,062)
                                         ------------  ----------------
Adjustments to reconcile
  net loss to net cash
  used by operating
  activities
    Depreciation                                 250             1,250
Changes in assets and liabilities:
  Accounts payable (income taxes)                  -             1,023
  Other accrued liabilities
    (deferred taxes)                               -               117
                                         ------------  ----------------
Cash provided (used) by operating activities  (8,769)             (672)

Cash flows from investing activities:
Purchase of fixed assets                           -            (7,500)
                                         ------------  ----------------
Net cash provided (used) by investing
  activities                                       -            (7,500)

Cash flows from financing activities:

Sale of Common Stock                               -             9,739
Sale of Preferred Stock                            -             7,500
                                         ------------  ----------------
Cash provided (used) by financing activities       -            17,239

Net increase (decrease) in cash               (8,769)            9,067
Cash at beginning of period                   17,836                 -
                                         ------------  ----------------
Cash at end of period                          9,067             9,067
                                         ============  ================

Supplemental disclosures:
Interest paid                            $         -   $             -
                                         ============  ================
Income taxes paid                        $         -   $             -
                                         ============  ================

  The accompanying notes are an integral part of these financial statements.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2007


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2006 and notes thereto included in the Company's SB-2 registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2007, the Company has recognized revenues of $19,491 since its inception and has accumulated operating losses of approximately $(3,062) since August 23, 2006 (inception). The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2007


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Political Calls, Inc. ("the Company") was incorporated under the laws of the State of Nevada on August 23, 2006, under the name Political Calls, Inc.

Political Calls, Inc. markets a telephone broadcasting service. Political Calls prepares recorded political messages for broadcast via the telephone to specific geographic locations. Once the political message is ready, Political Calls has the equipment to broadcast this political message at the rate of 3,000 telephone calls per minute.

Political Calls is a developmental stage that purchased the required telephone equipment (an Auto-Dialer with two T-1 lines) to make broadcast telephone calls. The average length of a political candidate message is 30 seconds. The Company currently has the capacity (equipment) to generate 20,000 calls per day (or 3,000 per hour).

Its initial business strategy is to focus on selling its services to political candidates who are running in the primary and general political elections. Management prepares a political message which is sent via the telephone to a specific geographic area. The Company has not established any minimum amounts of calls in its contracts.


Marketing Strategies
--------------------

Political Call's marketing success will be determined by its ability to create brand awareness for its telemarketing service, acquire customers and provide its services at a competitive price. Management has developed strategies to accomplish this goal. This includes waiving any set-up fee. Many of the larger companies charge a set-up fee to establish their broadcast commercial.

Management plans to target its services primarily towards political campaigns, followed by advocacy voice messaging, frequency marketing, campaign fundraising, nonprofit fundraising, and persuasion messaging.


Competition
-----------

The broadcast telecommunication industry is highly competitive. Competition is generally based upon product quality, brand name recognition, price, service, reach and target marketing of the phone calls. There are many larger companies who produce similar services as Political Calls, Inc. The competition includes larger companies, such as, Political Marketing International, Inc., Campaign Leverage, Blue Chip Marketing, Inspired Call Center Services, U.S. Voice Broadcasting. These companies are better funded and more established than Political Calls, Inc. We might not be able to compete successfully with these competitors in the future.

All of the Company's competitors have significantly greater financial, marketing, other resources, and larger customer bases than Political Calls.
As a result, these competitors may be able to adapt changes in customer requirements more quickly; introduce new and more innovative products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure for cancelled services, take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; and adapt more aggressive pricing policies.


Going Concern - The Company experienced operating losses, of $(3,062) since its inception on August 23, 2006 through the period ended March 31, 2007.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the three month period ended March 31, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

The Company has generated no revenues for the first Quarter ending March 31, 2007. Since its inception of August 23, 2006 through March 31, 2007, the Company has recognized $19,491 in revenues. For the Quarter ending March 31, 2007, the Company spent $8,769 in general and administrative expenses. The majority of these expenses involved accounting and legal fees. As of March 31, 2007, the Company had an accumulated net loss of $(3,062) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Political Calls is a developmental stage which markets a telephone broadcasting service to political candidates.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of March 31, 2007 reflects current assets of $9,067, fixed assets of $6,250 (net accumulated deprecation) and $1,023 current liabilities (income taxes payable). Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

On April 24, 2006 (inception), we issued 3,619,000 shares of its $0.001 par value common stock to our founder for $3,619 cash.

On April 24, 2006, we issued 750,000 shares of its $0.001 par value non-voting Callable and Convertible Preferred stock for funding the purchase of its telephone calling equipment used by Political Calls at a purchase price of $7,500 paid for by our seven largest investors. This equipment allowed the Political Calls to begin its operations. The Preferred Stock converts to two hundred shares of common stock for each share of Preferred Stock.

On December 31, 2006, we issued 612,000 shares of its $0.001 par value common stock pursuant to a Rule 504 of Regulation D offering for $6,120.

There have been no other issuance of stock.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2007. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

Political Calls' common stock is not traded on any stock market.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None filed during the quarter ended March 31, 2007.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Political Calls, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ David Gallagher
                                --------------------------------
                                        David Gallagher
                                        President, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Executive, Financial, and
                                        Accounting Officer)
Dated:  May 15, 2007
        ------------