Form 10QSB/A
period 2007-03-31
Political Calls, Inc.
filed 2007-07-10
CIK 1390533

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Amendment No. 1 to
                                  Form 10-QSB/A

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2007
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                    Commission file number:  333-140823

                             Political Calls, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         20-4765268
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


                 1015 S. Cimarron, Las Vegas, NV  89145
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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of July 9, 2007: 4,231,000 shares common stock

Number of shares of preferred stock outstanding as of July 9, 2007:  750,000

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                               EXPLANATORY NOTE

This amendment Number 1 to our Quarterly Report on Form 10-QSB/A is being filed to amend and restate Item 1 of Part I, specifically our Statement of Operations. The error relates to the calculation of our weighted earnings per share. See note 4 to our interim financial statements for the detail of the restatements.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, each of the foregoing items has been amended or restated, in its entirety, and no attempt has been made to modify or update any other items or other disclosures presented in the Original Form 10-QSB except as required to reflect the effects of the restatement.


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Balance Sheet (unaudited)............................      4
          Statements of Operations (unaudited and restated)....      5
          Statements of Cash Flows (unaudited).................      6
          Notes to Financial Statements........................     7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................      9

Item 3. Controls and Procedures................................     14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     15

Item 2.   Changes in Securities and Use of Proceeds............     15

Item 3.   Defaults upon Senior Securities......................     15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     15

Item 5.   Other Information.....................................    15

Item 6.   Exhibits and Reports on Form 8-K......................    15

Signatures......................................................    16

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

                            Political Calls, Inc.
                        (A development stage company)
                          Statement of Operations
                 For the Three Months Ended March 31, 2007
             From April 24, 2006 (Inception) to March 31, 2007
                                (Unaudited)

Statement of Operations
                                           Restated        Restated
                                         Three Months   From April 24,
                                            Ended      2006 (Inception)
                                           March 31,      to March 31,
                                             2007            2007
                                         ------------  ----------------

Revenue                                  $         -   $        19,491
                                         ------------  ----------------
Expenses:

General and administrative
 expenses                                      8,769            20,163
Depreciation                                     250             1,250
                                         ------------  ----------------
   Total expenses                              9,019            21,413
                                         ------------  ----------------
Income (loss) before provision for
  income taxes                                (9,019)           (1,922)
                                         ------------  ----------------
Provision for income taxes                         -             1,140
                                         ------------  ----------------
Net income (loss)                        $    (9,019)  $        (3,062)

Beneficial Conversion Feature of
 Preferred stock                                   -        (1,492,543)
                                         ------------  ----------------
Net income (loss) applicable to
 common shareholders                     $    (9,019)  $    (1,495,562)
                                         ============  ================

Basic Weighted Average Number of
Common Shares Outstanding                  4,231,000
                                         ============

Basic Loss per Share                     $     (0.00)
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


NOTE 4 - RESTATEMENT

On June 29, 2007, we concluded that we should restate our reviewed financial statements for the Quarter ended March 31, 2007 to correct an error in our Statement of Operations to accurately reflect the calculation of our weighted earnings per share. This corrected calculation reflects the beneficial conversion feature our preferred stock. This is now reflected in our restated interim financial statements.

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

                                 Political Calls, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ David Gallagher
                                --------------------------------
                                        David Gallagher
                                        President, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Executive, Financial, and
                                        Accounting Officer)
Dated:  July 10, 2007
        -------------