Form 10QSB
period 2007-06-30
Political Calls, Inc.
filed 2007-08-03
CIK 1390533

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2007
---------------------------------------------------------------------------

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

                              (513) 673-0464
                       ---------------------------
                       (Issuer's telephone number)
--------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of August 1, 2007: 4,231,000 shares common stock

Number of shares of preferred stock outstanding as of August 1, 2007:  750,000

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Balance Sheet (unaudited)............................      4
          Statements of Operations (unaudited and restated)....      5
          Statements of Cash Flows (unaudited).................      6
          Notes to Financial Statements........................     7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................      9

Item 3. Controls and Procedures................................     14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     15

Item 2.   Changes in Securities and Use of Proceeds............     15

Item 3.   Defaults upon Senior Securities......................     15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     15

Item 5.   Other Information.....................................    15

Item 6.   Exhibits and Reports on Form 8-K......................    15

Signatures......................................................    16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
Political Calls, Inc.

We have reviewed the accompanying balance sheet of Political Calls, Inc. as of June 30, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board
(United States). All information included in these financial statements is the representation of the management of Political Calls, Inc.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    July 31, 2007


             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                      (702) 253-7499 Fax: (702)253-7501

                            Political Calls, Inc.
                        (A development stage company)
                               Balance Sheets
                     December 31, 2006 and June 30, 2007

Balance Sheets
                                                   (unaudited)
                                                     June 30,   December 31,
                                                       2007          2006
                                                    -----------  ------------
Assets
Current Assets:
   Cash                                             $    6,093   $    11,716
   Funds held in escrow                                      -         6,120
                                                    -----------  ------------
                                                         6,093        17,836
   Fixed assets, net of accumulated depreciation of
     $1,500, $1,000 as of 6/30/07 and 12/31/06,
     respectively                                        6,000         6,500
                                                    -----------  ------------
     Total current assets                               12,093        24,336
                                                    -----------  ------------
                                                    $   12,093   $    24,336
                                                    ===========  ============

Liabilities and Stockholder's Equity
Current liabilities:
   Income taxes payable                                    117         1,023
                                                    -----------  ------------
                                                           117         1,023
Long-term liabilities:
   Deferred taxes payable                                    -           117

Stockholder's Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     750,000 shares issued or outstanding
     as of 6/30/07 and 12/31/2006                          750           750
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 4,231,000 and 4,231,000 shares
     issued and outstanding as of 6/30/2007 and
     12/31/2006 respectively                             4,231         4,231
   Additional paid-in capital                        1,504,758     1,504,758
   Earnings (Deficit) accumulated during
     development stage                              (1,497,763)   (1,486,543)
                                                    -----------  ------------
                                                        11,976        23,313
                                                    -----------  ------------
                                                    $   12,093   $    24,336
                                                    ===========  ============

  The accompanying notes are an integral part of these financial statements.

                            Political Calls, Inc.
                        (A development stage company)
                          Statement of Operations
             For the Three and Six Months Ended June 30, 2007
             From August 23, 2006 (Inception) to June 30, 2007
                                (Unaudited)


Statement of Operations


                              Three Months  Six Months   From August 23,
                                 Ended        Ended     2006 (Inception)
                                June 30,     June 30,     to June 30,
                                  2007         2006           2007
                              ------------  ----------  ----------------
Revenue                       $         -   $       -   $        19,491
                              ------------  ----------  ----------------
Expenses:

General and administrative
 expenses                           2,974      11,743            23,137
Depreciation                          250         500             1,500
                              ------------  ----------  ----------------
   Total expenses                   3,224      12,243            24,637
                              ------------  ----------  ----------------

Income (loss) before provision for
  income taxes                     (3,224)    (12,243)           (5,146)
                              ------------  ----------  ----------------
Provision for income taxes          1,023       1,023             1,140
                              ------------  ----------  ----------------
Net income (loss)                  (2,201)    (11,220)           (4,006)

Beneficial Conversion Feature of
 Preferred stock                        -           -        (1,492,543)
                              ------------  ----------  ----------------
Net income (loss) applicable to
 common shareholders          $    (2,201)  $ (11,220)  $    (1,497,763)
                              ============  ==========  ================

Basic Weighted Average Number of
Common Shares Outstanding       3,907,000    3,837,571
                              ============  ==========
Basic Loss per Share          $     (0.00)  $   (0.00)
                              ============  ==========

  The accompanying notes are an integral part of these financial statements.

                             Political Calls, Inc.
                        (A development stage company)
                          Statement of Cash Flows
                  For the Six Months ended June 30, 2007
              From August 23, 2006 (Inception) to June 30, 2007
                                   (Unaudited)

Statement of Cash Flows
                                          Six Months    From August 23,
                                            Ended      2006 (Inception)
                                           June 30,      to June 30,
                                             2007            2007
                                         ------------  ----------------
Cash flows from operating activities:
Net income (loss)                        $   (11,220)  $        (4,006)
                                         ------------  ----------------
Adjustments to reconcile
  net loss to net cash
  used by operating
  activities
    Depreciation                                 500             1,500
Changes in assets and liabilities:
  Accounts payable (income taxes)             (1,023)           (1,023)
                                         ------------  ----------------
Cash provided (used) by operating activities  (11,743)          (3,646)

Cash flows from investing activities:
Purchase of fixed assets                           -            (7,500)
                                         ------------  ----------------
Net cash provided (used) by investing
  activities                                       -            (7,500)

Cash flows from financing activities:

Sale of Common Stock                               -             9,739
Sale of Preferred Stock                            -             7,500
                                         ------------  ----------------
Cash provided (used) by financing activities       -            17,239

Net increase (decrease) in cash              (11,743)            6,093
Cash at beginning of period                   17,836                 -
                                         ------------  ----------------
Cash at end of period                          6,093             6,093
                                         ============  ================

Supplemental disclosures:
Interest paid                            $         -   $             -
                                         ============  ================
Income taxes paid                        $     1,023   $         1,023
                                         ============  ================

  The accompanying notes are an integral part of these financial statements.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2007


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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2007, the Company has recognized revenues of $19,491 since its inception and has accumulated operating losses of approximately $(4,006) since August 23, 2006 (inception). The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2007


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


Going Concern - The Company experienced operating losses, of $(4,006) since its inception on August 23, 2006 through the period ended June 30, 2007.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the six month period ended June 30, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

The Company has generated no revenues for the second Quarter ending June 30, 2007. Since its inception of August 23, 2006 through June 30, 2007, the Company has recognized $19,491 in revenues. For the Quarter ending June 30, 2007, the Company spent $2,201 in general and administrative expenses. The majority of these expenses involved accounting and legal fees. As of June 30, 2007, the Company had an accumulated net loss of $(4,006) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of June 30, 2007 reflects current assets of $6,093, fixed assets of $6,000 (net accumulated deprecation) and $117 current liabilities (income taxes payable). Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

On August 23, 2006 (inception), we issued 3,619,000 shares of its $0.001 par value common stock to our founder for $3,619 cash.

On August 23, 2006, we issued 750,000 shares of its $0.001 par value non-voting Callable and Convertible Preferred stock for funding the purchase of its telephone calling equipment used by Political Calls at a purchase price of $7,500 paid for by our seven largest investors. This equipment allowed the Political Calls to begin its operations. The Preferred Stock converts to two hundred shares of common stock for each share of Preferred Stock.

On December 31, 2006, we issued 612,000 shares of its $0.001 par value common stock pursuant to a Rule 504 of Regulation D offering for $6,120.

There have been no other issuance of stock.

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2007. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

ITEM 2.  Changes in Securities and Use of Proceeds

On July 9, 2007, the Registrant received a notice of effectiveness from the U. S. Securities and Exchange Commission concerning its original registration statement filed on Form SB-2 on February 21, 2007. This registration statement registers the Company's convertible preferred stock and 612,000 common shares owned by the non-affiliated shareholders of the Company.

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

b)  Reports on Form 8-K

None filed during the quarter ended June 30, 2007.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Political Calls, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ David Gallagher
                                --------------------------------
                                        David Gallagher
                                        President, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Executive, Financial, and
                                        Accounting Officer)
Dated:  August 2, 2007
        --------------