Form 10QSB/A
period 2007-06-30
Political Calls, Inc.
filed 2007-09-26
CIK 1390533

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

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                             Explanatory Note
                             ----------------

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A-1 is to correct our classification on the cover page as a shell company, as defined in Rule 12b-2 of the Exchange Act.

This amended Form 10-QSB/A-1 does not attempt to modify or update any other disclosures set forth in the original Form 10-QSB except as set forth above. Additionally, this amended Form 10-QSB/A-1, except as set forth above, speaks as of the filing date of the original Form 10-QSB and does not update or discuss any other Company developments after the date of the original filings.



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

                                 Political Calls, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ David Gallagher
                                --------------------------------
                                        David Gallagher
                                        President, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Executive, Financial, and
                                        Accounting Officer)
Dated:  September 24, 2007
        ------------------