Form 10QSB
period 2007-09-30
Political Calls, Inc.
filed 2007-11-13
CIK 1390533

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2007
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of November 13, 2007: 4,231,000 shares common stock

Number of shares of preferred stock outstanding as of November 13, 2007: 750,000

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Independent Accountant's Review Report................     4
          Balance Sheet (unaudited)............................      5
          Statements of Operations (unaudited and restated)....      6
          Statements of Cash Flows (unaudited).................      7
          Notes to Financial Statements........................     8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     10

Item 3. Controls and Procedures................................     15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     16

Item 2.   Changes in Securities and Use of Proceeds............     16

Item 3.   Defaults upon Senior Securities......................     16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     16

Item 5.   Other Information.....................................    16

Item 6.   Exhibits and Reports on Form 8-K......................    16

Signatures......................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


         Report of Independent Registered Public Accounting Firm


To the Board of Directors
Political Calls, Inc.

We have reviewed the accompanying balance sheet of Political Calls, Inc. as of September 30, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Political Calls, Inc.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    November 7, 2007


              2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                      (702) 253-7499 Fax: (702)253-7501

                            Political Calls, Inc.
                        (A development stage company)
                               Balance Sheets
                   December 31, 2006 and September 30, 2007

Balance Sheets
                                                   (unaudited)
                                                   September 30, December 31,
                                                       2007          2006
                                                    -----------  ------------
Assets
Current Assets:
   Cash                                             $    2,933   $    11,716
   Funds held in escrow                                      -         6,120
                                                    -----------  ------------
                                                         2,933        17,836
   Fixed assets, net of accumulated depreciation of
     $1,750, $1,000 as of 9/30/07 and 12/31/06,
     respectively                                        5,750         6,500
                                                    -----------  ------------
     Total current assets                                8,683        24,336
                                                    -----------  ------------
                                                    $    8,683   $    24,336
                                                    ===========  ============

Liabilities and Stockholder's Equity
Current liabilities:
   Income taxes payable                                    117         1,023
                                                    -----------  ------------
                                                           117         1,023
Long-term liabilities:
   Deferred taxes payable                                    -           117

Stockholder's Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     750,000 shares issued or outstanding
     as of 9/30/07 and 12/31/2006                          750           750
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 4,231,000 and 4,231,000 shares
     issued and outstanding as of 9/30/2007 and
     12/31/2006 respectively                             4,231         4,231
   Additional paid-in capital                        1,504,758     1,504,758
   Earnings (Deficit) accumulated during
     development stage                              (1,501,173)   (1,486,543)
                                                    -----------  ------------
                                                         8,566        23,313
                                                    -----------  ------------
                                                    $    8,683   $    24,336
                                                    ===========  ============

  The accompanying notes are an integral part of these financial statements.

                            Political Calls, Inc.
                        (A development stage company)
                          Statement of Operations
       For the Three and Nine Months Ended September 30, 2006 and 2007
            From August 23, 2006 (Inception) to September 30, 2007
                                (Unaudited)

Statement of Operations


                                                                       From
                          For the three months For the nine months  August 23,
                                 ending             ending             2006
                           ------------------  ------------------  (Inception)
                           Sep. 30,  Sep. 30,  Sep. 30,  Sep. 30,  to Sep. 30,
                             2007      2006      2007      2006        2007
                           --------- --------- --------- --------- ------------

Revenue                    $      -  $      -  $      -  $      -  $    19,491
                           --------- --------- --------- --------- ------------

Expenses:

General and administrative
 expenses                     3,160     1,000    14,903     1,619       26,297
Depreciation                    250       250       750       750        1,750
                           --------- --------- --------- --------- ------------
   Total expenses             3,410     1,250    15,653     2,369       28,047
                           --------- --------- --------- --------- ------------

Net income (loss)            (3,410)   (1,250)  (15,653)   (2,369)      (8,556)
                           --------- --------- --------- --------- ------------

Beneficial Conversion Feature of
 Preferred stock                  -         -         -         -   (1,492,543)
                           --------- --------- --------- --------- ------------
Net income (loss) applicable to
 common shareholders       $ (3,410) $ (1,250) $(15,653) $ (2,369) $    (8,556)
                           ========= ========= ========= ========= ============

Basic Weighted Average Number of
Common Shares Outstanding  3,976,429 3,698,713 3,976,429 3,698,713
                           ========= ========= ========= =========
Basic Loss per Share       $  (0.00) $  (0.00) $  (0.00) $  (0.00)
                           ========= ========= ========= =========

  The accompanying notes are an integral part of these financial statements.

                             Political Calls, Inc.
                        (A development stage company)
                          Statement of Cash Flows
              For the Nine Months ended September 30, 2006 and 2007 From August 23, 2006 (Inception) to September 30, 2007
                                   (Unaudited)

Statement of Cash Flows


                                                                    From
                                    For the Nine Months Ending August 23, 2006
                                         September 30,         (Inception) to
                                    --------------------------  September 30,
                                        2007          2006          2007
                                    ------------  ------------  -------------
Cash flows from operating activities:
Net income (loss)                   $   (15,653)  $    (2,369)  $    (8,556)
                                    ------------  ------------  -------------
Adjustments to reconcile
  net loss to net cash
  used by operating
  activities
    Depreciation                            750           750          1,750
                                    ------------  ------------  -------------
Cash provided (used) by
  operating activities                  (14,903)       (1,619)        (6,806)

Cash flows from investing activities:
Purchase of fixed assets                      -        (7,500)        (7,500)
                                    ------------  ------------  -------------
Net cash provided (used) by investing
  activities                                  -        (7,500)        (7,500)

Cash flows from financing activities:

Sale of Common Stock                          -         3,619          9,739
Sale of Preferred Stock                       -         7,500          7,500
                                    ------------  ------------  -------------
Cash provided (used) by
 financing activities                         -        11,119         17,239

Net increase (decrease) in cash         (14,903)        2,000          2,933
Cash at beginning of period              17,836             -              -
                                    ------------  ------------  -------------
Cash at end of period               $     2,933   $     2,000   $      2,933
                                    ============  ============  =============

Supplemental disclosures:
Interest paid                       $         -   $         -   $          -
                                    ============  ============  =============
Income taxes paid                   $     1,023   $         -   $      1,023
                                    ============  ============  =============

  The accompanying notes are an integral part of these financial statements.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2007


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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2007, the Company has recognized revenues of $19,491 since its inception and has accumulated operating losses of approximately $(8,556) since August 23, 2006 (inception). The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2007


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


Going Concern - The Company experienced operating losses, of $(4,006) since its inception on August 23, 2006 through the period ended September 30, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the nine month period ended September 30, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

The Company has generated no revenues for the third Quarter ending
September 30, 2007. Since its inception of August 23, 2006 through September 30, 2007, the Company has recognized $19,491 in revenues. For the Quarter ending September 30, 2007, the Company spent $3,160 in general and administrative expenses. The majority of these expenses involved accounting and legal fees. As of September 30, 2007, the Company had an accumulated net loss of $(8,556) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of September 30, 2007 reflects current assets of $2,933, fixed assets of $5,750 (net accumulated deprecation) and $117 current liabilities (income taxes payable). Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2007. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

The common stock of the Company was cleared for trading the NASD OTC Bulletin Board on October 16, 2007. The stock's trading symbol is: POLC. There has been no trading market to date in the Company's common stock, and there are no assurances that any trading market will develop.

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

b)  Reports on Form 8-K

None filed during the quarter ended September 30, 2007.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Political Calls, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ David Gallagher
                                --------------------------------
                                        David Gallagher
                                        President, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Executive, Financial, and
                                        Accounting Officer)
Dated:  November 13, 2007
        -----------------