Form 10KSB
period 2007-12-31
Political Calls, Inc.
filed 2008-03-28
CIK 1390533

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission file number:  333-140823

                       Political Calls, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         20-4765268
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


                 1015 S. Cimarron, Las Vegas, NV             89145
          ----------------------------------------------   -----------
            (Address of Principal Executive Offices)       (Zip Code)


Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to Section 15D.

Title of each class                    Name of each exchange on which
                                       registered
-------------------                    ------------------------------
None                                   None

                          Common Stock, par value $0.001
                          ------------------------------
                                 (Title of class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [X]     No [ ]

State the issuer's income for its most recent fiscal year (ending December 31, 2007): $ 0.

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at December 31, 2007, computed by reference to the $0.02 Registration Statement per-share price on December 31, 2007, was $1,244.

Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of March 26, 2008:
423,100 shares common stock

Number of shares of preferred stock outstanding as of March 26, 2008:  75,000.

                                    CONTENTS

                                                                         PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................14
    Item 3.  Legal Proceedings.............................................14
    Item 4.  Submission of Matters to a Vote of Security Holders...........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......15
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....17
    Item 7.  Financial Statements..........................................20
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................21
    Item 8a. Controls and Procedures.......................................21


PART III
    Item 9.  Directors, Executive Officers, Promoters, Control Persons
                 and Corporate Governance; Compliance with Section 16(a)
                 of the Exchange Act.......................................22
    Item 10. Executive Compensation........................................23
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................26
    Item 12. Certain Relationships and Related Transactions................28
    Item 13. Exhibits and Reports on Form 8-K..............................29
    Item 14. Principal Accountant Fees and Services........................30


SIGNATURES   ..............................................................31

                           Forward-Looking Statements




This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Corporate History
-----------------

Political Calls, Inc. was incorporated under the Laws of the state of Nevada on April 24, 2006. We have been in the development stage since inception and has had limited operations to date. We market telephone broadcasting service. We prepare a political message for broadcast. Once the message is ready, Political Calls has the equipment to broadcast this political message at the rate of 3,000 telephone calls per hour.

Business Strategy
-----------------

Political Calls, Inc. has commenced its operations. We have purchased the required telephone equipment (an Auto-Dialer with two T-1 lines) to make broadcast telephone calls. The cost to contract the services of Political Calls, Inc. is:

      Local Calls (Clark County)      3 - 5 cents per call
      State Calls (Nevada)            6 - 7 cents per call
      Nationwide (USA)                    7 cents per call

The average length of a message will be 30 seconds. The Company currently has the capacity (equipment) to generate 20,000 calls per day (or 3,000 per hour). Its initial business strategy is to focus on selling its services to political candidates who are running in the primary and general political elections. We will prepare a political message which will be sent via the telephone to a specific geographic area. The Company has not established any minimum amounts of calls in its contracts.

Industry Background
-------------------

The industry is well established with a number well-financed competitors who
have an established client base.   Our business is dependent on the amount of
political contributions a political candidate has available to spend on broadcast telephone marketing.

Political spending is dependent on a number of factors, including actual and perceived economic conditions affecting political contributions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our services are to be sold. As a result, any deterioration in general economic conditions, reductions in the level of political contributions or increases in interest rates in any of the regions in which we compete could adversely affect the sales of our services.

Marketing Strategies
--------------------

Political Call's marketing success will be determined by its ability to create brand awareness for its telemarketing service, acquire customers and provide its services at a competitive price. We have developed strategies to accomplish this goal. This includes waiving any set-up fee. Many of the larger companies charge a set-up fee to establish their broadcast commercial. Management plans to target its services primarily towards political campaigns, followed by advocacy voice messaging, frequency marketing, campaign fundraising, nonprofit fundraising, and persuasion messaging.

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

All of our competitors have significantly greater financial, marketing, other resources, and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to adapt changes in customer requirements more quickly; introduce new and more innovative products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure for cancelled services, take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; and adapt more aggressive pricing policies.

RISK FACTORS
------------

                      Risk Factors Relating to Our Company
                      ------------------------------------

1. SINCE WE ARE A DEVELOPMENT STAGE COMPANY, WE HAVE GENERATED MINIMAL REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

Our company was incorporated on April 24, 2006; we have realized $19,491 in revenues since our inception. We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.


2. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this annual report, at December 31, 2007 we had working capital of approximately $1,879 and stockholders' equity of approximately $7,262. In addition, we had a net loss of approximately $16,957.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period April 24, 2006 (inception) to December 31, 2007. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3.  WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE LITTLE REVENUE.

We have generated $19,491 in revenues since our inception. We are not expecting to generate any significant income over the next twelve (12) months as we execute our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


4. SINCE OUR OFFICER WORKS OR CONSULTS FOR OTHER COMPANIES/POLITICAL CAMPAIGNS, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

David Gallagher, our sole officer, does not work for us exclusively and does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his employment in other activities. His other activities will prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

David Gallagher, the President and Director of the company, currently devotes approximately 10-15 hours per week to company matters. The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Mr. Gallagher. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Mr. Gallagher intends to limit his role in her other business activities and devote more of her time to Political Calls, Inc. after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

5. OUR SOLE OFFICER, DAVID GALLAGHER, HAS NO PRIOR EXPERIENCE IN RUNNING A BROADCAST COMMUNICATIONS MARKETING COMPANY.

Our sole executive officer has no experience in operating a broadcast marketing company prior to Political Calls, Inc. Due to his lack of experience, our executive officer may make wrong decisions and choices regarding the filing of documents on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.


6. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED. EVEN IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We will require additional funds to market our services and pay the required fees to keep our company fully reporting and compliant with SEC rules and regulations. We need to address all necessary infrastructure concerns. We anticipate that we will require up to approximately $100,000 to fund our continued operations. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

7. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

8. WE MAY NOT BE ABLE TO COMPETE WITH LARGER BROADCAST TELEPHONE MARKETING COMPANIES, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The broadcast marketing business for political messages, is highly competitive, and subject to rapid change. We do not have the resources to compete with larger companies. With the minimal resources we have available, our customer base is very limited. Competition by existing and future competitors could result in our inability to secure new business and market our services. This competition from other broadcast marketing companies with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, Political Calls, Inc. cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

9. OUR PRINCIPAL STOCKHOLDERS, OFFICER AND DIRECTOR OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our officer/director, Mr. Gallagher who owns 361,900 shares and our seven (7) largest stockholders own 15,000,000 shares who in the aggregate upon full conversion of their Series A preferred stock will have the right to vote approximately 99% of our outstanding common stock. As a result, they have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.


10. THERE IS A RISK TO OUR BUSINESS OF FEDERAL AND STATE REGULATORY PROPOSALS TO BAN OR RESTRICT POLITICAL CALLS, OR TO ADD POLITICAL CALLS TO "DO NOT CALL" REGISTRIES.

We are subject to varying degrees of federal, state and local regulations which may affect our operations.

Our operations are subject to varying degrees of federal, state and local regulation. In addition to the existing regulatory framework, new regulatory efforts affecting our operations may be proposed from time to time in the future at the federal, state and local level. There can be no assurance that such regulatory efforts will not have a material adverse effect on our ability to operate our businesses or our results of operations.

Our direct marketing operations are subject to various federal and state "do not call" list requirements. The Federal Trade Commission has created a national "do not call" registry. Under these federal regulations, consumers may have their phone numbers added to the national "do not call" registry. Generally, we are prohibited from calling anyone on that registry. In September 2003, telemarketers were granted access to the registry and are now required to compare their call lists against the national "do not call" registry at least once every 90 days. Enforcement of the "do not call" provisions began in late 2003, and the rule provides for fines of up to $11,000 per violation and other possible penalties. These rules limit our ability to market telemarketing services to new customers. Furthermore, we may incur penalties if we do not conduct our marketing activities in compliance with these rules.



                     Risks Relating To Our Common Shares
                     -----------------------------------

11. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Amended Articles of Incorporation, which were amended on February 9, 2007, authorize the issuance of 195,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

12. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

13. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.


14. THE ISSUANCE OF OUR COMMON STOCK UPON THE CONVERSION OF OUR SERIES A CALLABLE AND CONVERTIBLE PREFERRED SHARES WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

The issuance of common stock upon conversion of 75,000 issued Series A callable and convertible preferred shares will result in immediate and substantial dilution to the interests of other stockholders. Once these preferred shares are converted at the sole discretion of the Series A preferred shareholders, it will cause substantial dilution to the current holders of our common stock. Further, our amended articles of incorporation authorize us to issue up to 5,000,000 shares of Series A Preferred stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. The conversion of these Series A preferred shares will alter the control of the Company and may not be in the best interest of the holders of common stock.


2) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company relies on trade secret law, confidentiality agreements and physical security such as restricted access to protect much of its intellectual property.

The Company plans to enter into confidentiality agreements with its future employees, contract suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its intellectual property, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

3)  Employees

We have no full time employees at this time. All managerial functions including development, strategy, negotiations is being provided by our sole officer/director.

(i) The Company's performance is dependent on the performance of its sole officer. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at:  1015 S. Cimarron, Las
Vegas, NV   89145.

ITEM 3.  LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 27, 2007, the Company submitted to its majority of security holders to vote the authorization of a ten-for-one (10:1) reverse stock split for the Company's issued and outstanding common and preferred stock. The majority of shareholders approved the reverse split of the Company's common stock.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

Political Calls, Inc. Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: PCOI. The stock was cleared for trading on the OTC-Bulletin Board on October 16, 2007. On January 30, 2008, the Company initiated a ten-for-one reverse stock, the OTC-Bulletin Board changed the symbol of the Company to "PCOI" to reflect this reverse stock split.

Since the Company has been cleared for trading, through March 26, 2008, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.


(ii) Dividends
--------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends.

(iii) Recent Sales of Unregistered Securities
---------------------------------------------

On April 24, 2006, (inception) we issued 361,900 shares of our $0.001 par value common stock to our founder who is the sole officer and director of the Company in exchange for cash of $3,619.

On April 24, 2006, we issued 75,000 shares of its $0.001 par value non-voting Callable and Convertible Preferred stock for funding the purchase of its telephone calling equipment used by the Political Calls at a purchase price of $7,500 paid for by our seven largest investors. All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.
The Preferred Stock converts to two hundred shares of common stock for each share of Preferred Stock.

On December 31, 2006, we issued 61,200 shares of its $0.001 par value common stock pursuant to a Rule 504 of Regulation D offering to approximately forty-five (45) shareholders in exchange for cash in the amount of $6,120.

There have been no other issuance of shares since our inception on April 24, 2006. As of March 26, 2008, we have a total approximately fifty (50) shareholders.

The shares issued above reflect the reverse stock split which took place on January 30, 2008.

(iv)  Stock Splits
------------------

On January 30, 2008, the Company reverse split its stock on a 10-for-1 basis.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

Political Calls is broadcast communications marketing company that offers political candidates a vehicle to send their political messages utilizing a telephone mass marketing program. We have the telephone equipment to call potential voters with a political marketing message.


The Company has a limited operating history, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business.

The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

Management is currently exploring various business strategies. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

The Company generated no revenues and a net loss of $(17,980) for the fiscal year ending December 31, 2007. The Company anticipates that it will continue to incur net losses for the next six to twelve months. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its business strategy. As of December 31, 2007, the Company had an accumulated deficit of $(1,490,454). The Company expects that its operating expenses will increase as it moves its business strategy forward.


(ii) Results of Operations
--------------------------

For its fiscal year ending December 31, 2007, the Company generated no revenues as compared to $19,491 for the same period last year. During fiscal year ending December 31, 2007, the Company experienced a net loss from operations of $(17,980) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss of $(1,486,543) or a loss basic and diluted) per share of $(0.39) for the same period last year. The bulk of this loss $(1,490,454) is due to the beneficial conversion feature of the Company's preferred stock.


(iii)  Beneficial Conversion Feature - Preferred Stock
------------------------------------------------------

During fiscal 2006, we recorded a deemed preferred stock dividend. Each share of our Series A Convertible Preferred Stock can be exchanged for two hundred
(200) shares of Common Stock of the corporation. This Series A preferred stock was issued with a beneficial conversion feature totaling $1,486,543 measured as the difference between the $0.01 offering price of the underlying common stock and the conversion benefit price of $1.99 per share. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital.


(iv) Liquidity and Capital Resources
------------------------------------

As of December 31, 2007, the Company's current assets exceeded its current liabilities by $1,762.

As of March 26, 2008, there are 423,100 common shares and 75,000 preferred share issued and outstanding .

There have been no other issuances of preferred or common stock.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

Since the Company has limited financial resources, the officer/director and major shareholder has agreed to pay any necessary fees and expenses to keep the company operational and fully reporting without cost to the Company, he does not expect any reimbursement for these expenses.

ITEM 7.  FINANCIAL STATEMENTS.

                      Political Calls, Inc.
                                 Financials
                 December 31, 2007 and September 30, 2006



                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4-5
Statements of Cash Flows                                           F-6
Notes to Financial Statements                                      F-7-14


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


To the Board of Directors
Political Calls, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Political Calls, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ending December 31, 2007 and December 31, 2006, and August 23, 2006 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Political Calls, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ending December 31, 2007 and December 31, 2006, and August 23, 2006 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has not commenced its planned principal operations and it has generated limited revenues, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    February 22, 2008

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                      (702) 253-7499 Fax (702) 253-7501

                            Political Calls, Inc.
                        (A development stage company)
                               Balance Sheets
                   December 31, 2007 and December 31, 2006

Balance Sheets
                                                    December 31, December 31,
                                                       2007          2006
                                                    -----------  ------------
Assets
Current Assets:
   Cash                                             $    1,879   $    11,716
   Funds held in escrow                                      -         6,120
                                                    -----------  ------------
   Total Current Assets                                  1,879        17,836
                                                    -----------  ------------

Fixed assets, net of accumulated depreciation of
   $2,000, $1,000 as of 12/31/07 and 12/31/06,
   respectively                                          5,500         6,500
                                                    -----------  ------------
Total assets                                        $    7,379   $    24,336
                                                    ===========  ============

Liabilities and Stockholder's Equity

Current liabilities:
   Income taxes payable                                    117         1,023

Long-term liabilities:
   Deferred taxes payable                                    -           117
                                                    -----------  ------------
     Total liabilities                                     117         1,140

Stockholder's Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     750,000 shares issued or outstanding
     as of 12/31/07 and 12/31/2006                         750           750
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 4,231,000 and 4,231,000 shares
     issued and outstanding as of 12/31/2007 and
     12/31/2006 respectively                             4,231         4,231
   Additional paid-in capital                        1,504,758     1,504,758
   Earnings (Deficit) accumulated during
     development stage                              (1,502,477)   (1,486,543)
                                                    -----------  ------------
     Total stockholders' equity                          7,262        23,196
                                                    -----------  ------------
Total stockholders' equity and liabilities          $    7,379   $    24,336
                                                    ===========  ============

  The accompanying notes are an integral part of these financial statements.
                                      F-2

                            Political Calls, Inc.
                        (A development stage company)
                          Statement of Operations
          For the Years Ended December 31, 2007 and December 31, 2006
            From August 23, 2006 (Inception) to December 31, 2007


Statement of Operations

                                                                  From
                                    For the year ending      August 23, 2006
                                 --------------------------  (Inception) to
                                 December 31,  December 31,   December 31,
                                     2007          2006           2007
                                 ------------  ------------  ---------------
Revenue                          $         -   $    19,491   $       19,491
                                 ------------  ------------  ---------------

Expenses:

General and administrative
 expenses                             15,957        11,394           27,351
Depreciation                           1,000         1,000            2,000
                                 ------------  ------------  ---------------
   Total expenses                     16,957        12,394           29,351
                                 ------------  ------------  ---------------

Net income (loss) before
 provision for income taxes          (16,957)        7,097           (9,860)
                                 ------------  ------------  ---------------
Provision for income taxes
 due                                    (906)        1,023              117
                                 ------------  ------------  ---------------
Income before beneficial
  interest                       $   (17,980)  $     5,957   $      (12,023)
                                 ------------  ------------  ---------------

Beneficial Conversion Feature of
 Preferred stock                            -   (1,490,454)      (1,490,454)
                                 ------------  ------------  ---------------

Net income (loss) applicable to
 common shareholders             $  (17,980)  $ (1,486,543)
                                 ============  ============

Basic Earnings (Loss) per share  $     (0.00)   $    (0.39)      $    (0.37)
                                 ============  ============      ===========

Weighted Average Number of
 Common Shares Outstanding         4,231,000     3,768,142        4,045,858
                                 ============  ===========       ===========

                                      F-3

  The accompanying notes are an integral part of these financial statements.

                              Political Calls, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       For the period from April 24, 2006 (Inception) to December 31, 2007

Statement of Changes in Stockholders' Equity
                                                       (Deficit)
                              Preferred               Accumulated
            Common Stock        Stock     Additional     During       Total
         -----------------  --------------  Paid-in   Development  Stockholders
            Shares   Amt    Shares   Amt    Capital       Stage       Equity
         ---------  ------  -------  ----- --------- -----------   ----------
Founders
initial
investment,
4/24/06
$0.001 per
share     3,619,000 $3,619         -     - $      -  $       -    $    3,619

On 4/24/06
Issuance
of Preferred
Shares for
Equipment                   750,000  $750  $  6,750           -        7,500

Deemed interest from
beneficial conversion
feature on preferred stock .               1,492,500               1,492,500

Issuance
of Common
Shares for
Cash
pursuant
to 504
offering   612,000     612                    5,508                    6,120

Net income
for the
year ending
12/31/06                                             (1,486,543)  (1,486,543)
         ---------  ------  -------  ----- --------- -----------   ----------
Balance,
12/31/06 4,231,000   4,231  750,000   750  1,504,758 (1,486,543)      23,196

Income tax
paid                                                                  (1,023)

Net (loss)
for the
year ending
12/31/07                                                (15,934)     (15,934)
         ---------  ------  -------  ----- --------- -----------   ----------
Balance,
12/31/07 4,231,000  $4,231   750,000 $750 $1,504,758 $(1,502,477)  $   7,262
         =========  ======  ======== ==== ========== ============  ==========

  The accompanying notes are an integral part of these financial statements.
                                      F-4

                             Political Calls, Inc.
                        (A development stage company)
                          Statement of Cash Flows
          For the Years Ended December 31, 2007 and December 31, 2006
            From August 23, 2006 (Inception) to December 31, 2007

Statement of Cash Flows
                                                                  From
                                    For the year ending      August 23, 2006
                                 --------------------------  (Inception) to
                                 December 31,  December 31,   December 31,
                                     2007          2006           2007
                                 ------------  ------------  ---------------
Operating activities:
Net income (loss)                $   (17,980)  $(1,486,543)  $   (1,502,477)
                                 ------------  ------------  ---------------
Adjustments to reconcile
  net loss to net cash
  used by operating activities
    Beneficial Interest on
      Conversion                                 1,490,454        1,490,454
    Depreciation                       1,000         1,000            2,000
Changes in assets and liabilities:
  Accounts payable (income taxes)      1,023         1,023            2,046
  Other accrued liabilities
   (deferred taxes)                                    117              117
                                 ------------  ------------  ---------------
Cash provided (used) by
  operating activities               (15,957)        8,097           (7,860)

Investing activities:                      0             0                0
                                 ------------  ------------  ---------------

Financing activities:

Sale of Common Stock                       -         9,739            9,739
                                 ------------  ------------  ---------------
Cash provided (used) by
 financing activities                      -         9,739            9,739

Net increase (decrease) in cash      (15,957)       17,836            1,879
Cash at beginning of period           17,836             -                -
                                 ------------  ------------  ---------------
Cash at end of period            $     1,879   $    17,836   $        1,879
                                 ============  ============  ===============

Supplemental disclosures:
Interest paid                    $         -   $         -   $            -
                                 ============  ============  ===============
Income taxes paid                $     1,023   $         -   $        1,023
                                 ============  ============  ===============
Sale of Preferred Stock for machine, see notes.

  The accompanying notes are an integral part of these financial statements.

                            Political Calls, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2007


NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Political Calls, Inc. (the Company) was incorporated under the laws of the state of Nevada on April 24, 2006. The Company has one sole officer and director. The Company was organized to conduct any lawful business. The Company helps political candidates broadcast their message via mass telephone calls.


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has $1,879 in current assets and $117 in current liabilities as of December 31, 2007. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year end
--------
The Company's year-end is December 31.

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

                            Political Calls, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2007

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.   STOCKHOLDERS'EQUITY

Common Stock
------------

On April 24, 2006 (inception), the Company issued 3,619,000 shares of its $0.001 par value common stock to it sole shareholder for $3,619.

On December 31, 2006, the Company issued 612,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering for $6,120.

Preferred Stock
---------------

On April 24, 2006, the Company issued 750,000 shares of its $0.001 par value preferred stock in exchange for telephone calling equipment valued at $7,500. Each share of the Convertible Preferred Stock can be exchanged for two hundred
(200) shares of Common Stock of the corporation. This Series A preferred stock was issued with a beneficial conversion feature totaling $1,486,543 measured as the difference between the $0.01 offering price of the underlying common stock and the conversion benefit price of $1.99 per share. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital. If the preferred stock were to be converted into common stock, the common stock would be increased by 150,000,000 shares. These 150,000,000 shares would represent 97.3% of all common stock outstanding.

There were no other issuances of common or preferred stock or equivalents since April 24, 2006 (inception) through December 31, 2007. The Company has not issued any options or warrants or similar securities since inception.

NOTE 4.   RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                            Political Calls, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2007


NOTE 5.    PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All of the expenditures thus far have been to organize the Company and will not be expensed for tax purposes until the Company has operations.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

     Net changes in Deferred Tax Benefit less than
     valuation account                                    117

     Current Taxes Payable                                117
                                                        -----
     Net Provision for Income Taxes                       117
                                                        -----


NOTE 6.  REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services." Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered;
3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the period from April 24, 2006 (inception) to December 31, 2007, the Company recognized a total of $19,491 in revenues and has accumulated net loss of $(9,977) through the execution of its business plan.

                            Political Calls, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2007

NOTE 7.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no lease obligations or employment agreements.

NOTE 8.  EARNINGS PER SHARE

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents were determined to be antidilutive.

Calculation of net income(loss) per share is as follows:


                                                         For the period
                                                              from
                                                         April 24, 2006
                                                         (Inception) to
                                                          December 31,
                                                              2007
                                                          -------------
Net loss (numerator)                                      $ (1,502,477)
                                                          =============
Weighted Average Common Shares Outstanding                   4,045,858
                                                          =============
Basic Loss per Share                                      $      (0.37)
                                                          =============

                            Political Calls, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2007


NOTE 9.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS  148   Accounting for Stock-Based  Compensation- Transition and
Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS  149   Amendment of Statement 133 on Derivative Instruments and
Hedging Activities

This Statement amends and clarifies financial accounting and reporting for Derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150   Financial Instruments with Characteristics of both Liabilities and Equity

This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

                            Political Calls, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2007


NOTE 10 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated limited revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.


NOTE 11 - SUBSEQUENT EVENT

On January 30, 2008, the Company initiated a ten-for-one reverse stock split, for its issued and outstanding common and preferred stock. This reverse stock split had no effect on the authorized number of common shares or preferred shares, and did not affect the par value of the stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No applicable.  The Company has had the same auditor since its inception.


ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT

A. The following table sets forth the current officers and directors of Political Calls, Inc.


Name              Age                 Position
-------------     ---                 ---------------------------------
David Gallagher   30                  President, Secretary and Director
-----------------------------------------------------------------------

The business address for our officers/directors is: c/o Political Calls, Inc., 1015 S. Cimarron, Las Vegas, NV 89145.

Set forth below is a brief description of the background and business experience of our sole officer/director.

David Gallagher - President, Secretary and Director
---------------------------------------------------

Kosin's Party and Tent & Rental, Crew Chief 1997-2000.
Altick & Corwin Co., L.P.A, Closed file Manager-2000.
U.S. Senator Mike DeWine, Personal Assistant/Staff Assistant 2000-2003.
Ohio Republican Party, Field Director for Federal, State and Local candidates 2003-2005.
Mark DeStefano for Nevada State Treasurer, Campaign Manager 2005-Present.

Education:

University of Dayton, BA in Political Science, graduated 2000



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Political Calls, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all
Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2007. Political Calls intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ----------------------------------------------------
                                        Annual Compensation
                         ----------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-----------------------------------------------------------------------------
David Gallagher
    President      2007     -0-            -0-           -0-
                   2006     -0-            -0-           -0-

-----------------------------------------------------------------------------

Long Term Compensation Table


                       ------------------------------------------------------
                                        Long Term Compensation
                       ------------------------------------------------------
                                    Awards             Payouts
                       ------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
-----------------------------------------------------------------------------
David Gallagher
    President      2007    -0-           -0-                -0-      -0-
    Director       2006    -0-           -0-                -0-      -0-
-----------------------------------------------------------------------------

The Company currently does not have employment agreements with its executive officers. The executive officer/director of the Company has agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officer will not be compensated for services previously provided. They will receive no accrued remuneration.

Compensation of Directors
-------------------------

No director receives any fee, salary or commission for service as a director. In addition, no such arrangement is contemplated for the foreseeable future.

Family Relationships
--------------------

None.

Code of Ethics
--------------

The company has not adopted a Code of Ethics for the Board and the salaried employees.


Audit Committee
---------------

The company does not presently have an Audit Committee. The member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of March 26, 2008, by each person known by Political Calls, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The percentages below are calculated based on 423,100 and 15,423,100 shares respectfully of our common stock issued and outstanding. We do not have any outstanding options or warrants convertible into shares of our common stock.

                                        AMOUNT AND    PERCENT OF    PERCENT OF
                                        NATURE OF     CLASS         CLASS
TITLE OF    NAME OF BENEFICIAL          BENEFICIAL    BEFORE        AFTER
CLASS       OWNER AND POSITION          OWNERSHIP     CONVERSION(1) CONVERSION(2)
-----------------------------------------------------------------------------
Common      David Gallagher (3)           361,900     85.5%          2.3%
            President,
            Secretary, Director

Ownership upon conversion of
  Shareholders' preferred stock

Common      Mark DeStefano(4)             2,150,000      0.0%         13.9%
Common      Reynalda Gutierrez Ruiz(5)    2,150,000      0.0%         13.9%
Common      Rick Jesky(6)                 2,150,000      0.0%         13.9%
Common      T. J. Jesky(7)                2,150,000      0.0%         13.9%
Common      Marcus Luna(8)                2,125,000      0.0%         13.8%
Common      Iryna Myestyechkina(9)        2,150,000      0.0%         13.9%
Common      Elda M. Valencia(10)          2,125,000      0.0%         13.8%
                                      ---------------------------------------
DIRECTORS AND OFFICERS AS A GROUP
                        (1 person)          361,900     85.5%          2.3%


(1)  Percent of Class based on 423,100 shares before conversion of Series
     A Callable and Convertible Preferred shares.
(2) Percent of Class based on 15,423,100 after conversion of the 75,000 Series A Callable and Convertible Preferred shares.
(3)  David Gallagher, 1015 S. Cimarron, Las Vegas, NV  89145.
(4)  Mark DeStefano, 500 N. Rainbow, Suite 300, Las Vegas, NV  89119.
(5) Reynalda Gutierrez Ruiz, Domocilio Conocido Ocotillo, Colima, Col., Mexico 28530.
(6)  Rick Jesky, 1224 Pleasant Brook Street, Las Vegas, NV  89142.
(7)  T. J. Jesky, 1515 E. Tropicana, Ste 710-U, Las Vegas, NV  89119.
(8)  Marcus Luna, 1000 N. Green Valley Pkwy, #300-137, Henderson, NV  89074.
(9)  Iryna Myestyechkina, 500 N. Rainbow, Suite 300, Las Vegas, NV  89119.
(10) Elda M. Valencia, 1000 N. Green Valley Pkwy, #300-137, Henderson, NV
     89074.


B.  Persons Sharing Ownership of Control of Shares

Dave Gallagher, individually, currently owns 85% of the shares and the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

With the exception of the non-voting Callable and Convertible Preferred shares (see below) the Company has not issued any non-voting securities.

D.  Preferred Convertible Securities

At the time of incorporation, we issued 75,000 non-voting Callable and Convertible Preferred shares. We filed with the Nevada Secretary of State the designation that "These Series A Preferred shares shall be designated as "Callable and Convertible Preferred Stock." The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time. Each holder of the non voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation."

Through a Board Resolution, it was resolved that we shall not call nor redeem our Series A non-voting Callable and Convertible Preferred shares. The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share owned for two hundred common shares, at their sole discretion. The conversion of 75,000 Series A Preferred Shares converts into 15,000,000 common shares which we registering in this Prospectus.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space. Our key officer was issued 361,900 founders shares of the Company's $0.001 par value common stock for $3,619 cash in April, 2006.

Our officer/director can be considered a promoter of Political Calls, Inc. in consideration of his participation and managing of the business of the company.

Through a Board Resolution at our inception, we approved the purchase of telephone equipment by issuing Series A Callable and Convertible Preferred stock for this equipment. Our President use to work for Mark DeStefano. Mr. DeStefano is a shareholder that provided initial funding for this telephone equipment in exchange for Preferred stock.

Through a Board Resolution, we hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

Through a Board Resolution, we resolved that we will not call nor redeem its Series A non-voting Callable and Convertible Preferred shares. The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share for two hundred common shares at their sole discretion.

In August, 2006, Mr. Mark DeStefano, a major shareholder of the Company (see Security Ownership of Certain Beneficial Owners and Management, page 26) helped the Company conduct an evaluation of its broadcast telephone communication equipment. At no cost to the Company, Political Calls provided a local recorded telephone message in Clark County, Nevada for Mr. DeStefano. This arrangement benefited both the Company and Mr. DeStefano, in that, it helped the Company test its telephone broadcasting equipment; and, it helped Mr. DeStefano send a political message in Clark County Nevada. Mr. DeStefano received no compensation from the Company other than the Company helping him to send out a broadcast messaged, and the Company received no revenues from Mr. DeStefano to conduct this evaluation.

Other than as set forth above, there are no transactions since our inception, or proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

a) Any director or executive officer of the small business issuer;

b) Any majority security holder; and

c) Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in the above.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    23.1     Consent Letter of Moore & Associates, Chartered

    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

None filed.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2007 and 2006 included in the Company's Form 10-KSB for fiscal 2007 and 2006 were approximately $2,000 and $2,800 respectfully.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2007 and 2006, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2007 and 2006 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Political Calls, Inc.
                                ----------------------------------
                                            Registrant

                                By: /s/ David Gallagher
                                ------------------------------------
                                 Name:  David Gallagher
                                 Title: President and Director

Dated:  March 26, 2008
----------------------