Form 10QSB
period 2008-03-31
Political Calls, Inc.
filed 2008-05-02
CIK 1390533

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2008
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of April 30, 2008: 423,100 shares common stock

Number of shares of preferred stock outstanding as of April 30, 2008: 750,000

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2008, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------


To the Board of Directors
Political Calls, Inc.
(A Development Stage Company)

We have reviewed the accompanying condensed balance sheet of Political Calls, Inc. as of March 31, 2008, and the related condensed statements of operations, stockholders' equity (deficit), and cash flows for the three-month periods ended March 31, 2008 and March 31, 2007. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 28, 2008


            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                   (702) 253-7499 Fax: (702)253-7501

                            Political Calls, Inc.
                        (A development stage company)
                               Balance Sheets
                         March 31, 2008 (Unaudited)
                             December 31, 2007

Balance Sheets
                                                     March 31,
                                                       2008      December 31,
                                                    (Unaudited)      2007
                                                    -----------  ------------
Assets
Current Assets:
   Cash                                             $    1,825   $     1,879
                                                    -----------  ------------
   Total Current Assets                                  1,825         1,879
                                                    -----------  ------------

Fixed assets, net of accumulated depreciation of
   $2,250, $2,000 as of 3/31/08 and 12/31/07,
   respectively                                          5,250         5,500
                                                    -----------  ------------
Total assets                                        $    7,075   $     7,379
                                                    ===========  ============

Liabilities and Stockholder's Equity

Current liabilities:
   Income taxes payable                                      -             -

Long-term liabilities:
   Deferred taxes payable                                  117           117
                                                    -----------  ------------
     Total liabilities                                     117           117

Stockholder's Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     75,000 shares issued or outstanding
     as of 3/31/08 and 12/31/2007                           75           75
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 423,100 and 423,100 shares
     issued and outstanding as of 3/31/08 and
     12/31/2007 respectively                               423           423
   Additional paid-in capital                        1,509,241     1,509,241
   Earnings (Deficit) accumulated during
     development stage                              (1,502,781)   (1,502,477)
                                                    -----------  ------------
     Total stockholders' equity                          6,958         7,262
                                                    -----------  ------------
Total stockholders' equity and liabilities          $    7,075   $     7,379
                                                    ===========  ============

  The accompanying notes are an integral part of these financial statements.

                            Political Calls, Inc.
                        (A development stage company)
                          Statement of Operations
          For the Three Months Ended March 31, 2008 and March 31, 2007
            From August 23, 2006 (Inception) to March 31, 2008
                                (Unaudited)


Statement of Operations

                                                                  From
                                 For the three months ended  August 23, 2006
                                 --------------------------  (Inception) to
                                   March 31,     March 31,      March 31,
                                     2008          2007           2008
                                 ------------  ------------  ---------------
Revenue                          $         -   $         -   $       19,491
                                 ------------  ------------  ---------------

Expenses:

General and administrative
 expenses                                 54         8,769           27,405
Depreciation                             250           250            2,250
                                 ------------  ------------  ---------------
   Total expenses                        304         9,019           29,655
                                 ------------  ------------  ---------------

Net income (loss) before
 provision for income taxes             (304)       (9,019)         (10,164)
                                 ------------  ------------  ---------------
Provision for income taxes
 due                                       -             -              117
                                 ------------  ------------  ---------------
Income (loss) before
  beneficial interest            $      (304)       (9,019)         (10,281)
                                 ------------  ------------  ---------------

Beneficial Conversion Feature of
 Preferred stock                                                 (1,492,500)
                                 ------------  ------------  ---------------

Net income (loss) applicable to
 common shareholders             $      (304)  $    (9,019)  $   (1,502,781)
                                 ============  ============  ===============

Weighted Average Number of
 Common Shares Outstanding           423,100      423,100
                                 ============  ===========

Basic Earnings (Loss) per share  $     (0.00)   $    (0.00)
                                 ============  ============

  The accompanying notes are an integral part of these financial statements.

                             Political Calls, Inc.
                        (A development stage company)
                          Statement of Cash Flows
          For the Three Months Ended March 31, 2008 and March 31, 2007
            From August 23, 2006 (Inception) to March 31, 2008
                                (Unaudited)


Statement of Cash Flows

                                                                  From
                                 For the three months ended  August 23, 2006
                                 --------------------------  (Inception) to
                                   March 31,     March 31,      March 31,
                                     2008          2007           2008
                                 ------------  ------------  ---------------
Operating activities:
  Net income (loss)              $      (304)  $    (9,019)  $   (1,502,781)
                                 ------------  ------------  ---------------
  Adjustments to reconcile
   net loss to net cash
   used by operating activities
    Beneficial Interest on
      Conversion                           -             -        1,492,500
    Depreciation                         250           250            2,250
 Changes in assets and liabilities:
  Accounts payable (income taxes)          -             -                -
  Other accrued liabilities
   (deferred taxes)                        -             -              117
                                 ------------  ------------  ---------------
 Cash provided (used) by
  operating activities                   (54)       (8,769)          (7,914)

Financing activities:
  Sale of Common Stock                     -             -            9,739
                                 ------------  ------------  ---------------
Cash provided (used) by
 financing activities                      -             -            9,739

Net increase (decrease) in cash          (54)       (8,769)           1,825
Cash at beginning of period            1,879        17,836                -
                                 ------------  ------------  ---------------
Cash at end of period            $     1,825   $     9,067   $        1,825
                                 ============  ============  ===============

Supplemental disclosures:
Interest paid                    $         -   $         -   $            -
                                 ============  ============  ===============
Income taxes paid                $         -   $         -   $        1,023
                                 ============  ============  ===============
Non-cash transactions            $         -   $         -   $            -
                                 ============  ============  ===============

  The accompanying notes are an integral part of these financial statements.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2008


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2008, the Company has recognized revenues of $19,491 since its inception and has accumulated operating losses of approximately $(10,281) since August 23, 2006 (inception). The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2008


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


Note 4 - Stockholders' equity

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On January 30, 2008, the Company initiated a ten-for-one reverse stock split, for its issued and outstanding common and preferred stock. This reverse stock split had no effect on the authorized number of common shares or preferred shares, and did not affect the par value of the stock.

Following the reverse stock split, the Company has 423,100 common shares, par value $0.001 issued and outstanding and 75,000 of its Convertible Preferred Stock, par value $0.001 which can be exchanged for two hundred
(200) shares of Common Stock of the corporation.

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


Going Concern - The Company experienced operating losses, of $(10,281) since its inception on August 23, 2006 through the period ended March 31, 2008.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Results of Operations
---------------------

During the nine month period ended September 30, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

The Company has generated no revenues for the third Quarter ending March 31, 2008. Since its inception of August 23, 2006 through March 31, 2008, the Company has recognized $19,491 in revenues. For the Quarter ending March 31, 2008, the Company spent $304 in general and administrative expenses as compared to $9,019 for the same period last year. The majority of these expenses involved accounting and legal fees. As of March 31, 2008, the Company had an accumulated net loss of $(10,281) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Management is currently exploring various business strategies to build the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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


Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of March 31, 2008 reflects current assets of $1,825, fixed assets of $5,250 (net accumulated deprecation) and $117 current liabilities (income taxes payable). Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

On August 23, 2006 (inception), we issued 361,900 (post split) shares of our $0.001 par value common stock to our founder for $3,619 cash.

On August 23, 2006, we issued 75,000 (post split) shares of our $0.001 par value non-voting Callable and Convertible Preferred stock for funding the purchase of its telephone calling equipment used by Political Calls at a purchase price of $7,500 paid for by our seven largest investors. This equipment allowed the Political Calls to begin its operations. The Preferred Stock converts to two hundred shares of common stock for each share of Preferred Stock.

On December 31, 2006, we issued 61,200 (post split) shares of our $0.001 par value common stock pursuant to a Rule 504 of Regulation D offering for $6,120.

On January 30, 2008, the Company initiated a ten-for-one reverse stock split, for its issued and outstanding common and preferred stock. This reverse stock split had no effect on the authorized number of common shares or preferred shares, and did not affect the par value of the stock.

Following the reverse stock split, the Company has 423,100 common shares, par value $0.001 issued and outstanding and 75,000 of its Convertible Preferred Stock, par value $0.001 where each preferred share can be exchanged for two hundred (200) shares of Common Stock of the corporation.

There have been no other issuance of stock.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information
------------------

The common stock of the Company was cleared for trading the NASD OTC Bulletin Board on October 16, 2007. The stock's trading symbol following the reverse stock split on January 30, 2008 is: PCOI. There has been no trading market to date in the Company's common stock, and there are no assurances that any trading market will develop.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the quarter ending covered by this report.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On December 27, 2007, the Board of Directors of Political Calls, Inc. and a shareholder who owns approximately 85% of the Company's capital stock gave written consent to approve a ten-for-one (10:1) reverse stock split for the Company's issued and outstanding common and preferred stock.

Following the reverse stock split, the Company has 423,100 common shares, par value $0.001 issued and outstanding and 75,000 of its Convertible Preferred Stock, par value $0.001 where each share of preferred stock can be exchanged for two hundred (200) shares of Common Stock of the corporation.

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

b)  Reports on Form 8-K

None filed during the quarter ended March 31, 2008.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Political Calls, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ David Gallagher
                                --------------------------------
                                        David Gallagher
                                        President, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Executive, Financial, and
                                        Accounting Officer)
Dated:  April 30, 2008
        --------------