Form 10QSB
period 2008-06-30
Political Calls, Inc.
filed 2008-08-12
CIK 1390533

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2008
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A



                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of July 31, 2008: 423,100 shares common stock

Number of shares of preferred stock outstanding as of August 12, 2008: 750,000

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three and six months ended June 30, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three and six months ended June 30, 2008, follow.

                            Political Calls, Inc.
                        (A development stage company)
                               Balance Sheets

Balance Sheets
                                                     June 30,
                                                       2008      December 31,
                                                    (Unaudited)      2007
                                                    -----------  ------------
Assets
Current Assets:
   Cash                                             $    1,596   $     1,879
                                                    -----------  ------------
   Total Current Assets                                  1,596         1,879
                                                    -----------  ------------

Fixed assets, net of accumulated depreciation of
   $2,500, $2,000 as of 6/30/08 and 12/31/07,
   respectively                                          5,000         5,500
                                                    -----------  ------------
Total assets                                        $    6,596   $     7,379
                                                    ===========  ============

Liabilities and Stockholder's Equity

Long-term liabilities:
   Deferred taxes payable                                  117           117
                                                    -----------  ------------
     Total liabilities                                     117           117
                                                    -----------  ------------

Stockholder's Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     75,000 shares issued or outstanding
     as of 6/30/08 and 12/31/2007                           75           75
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 423,100 and 423,100 shares
     issued and outstanding as of 6/30/08 and
     12/31/2007 respectively                               423           423
   Additional paid-in capital                        1,509,241     1,509,241
   Earnings (Deficit) accumulated during
     development stage                              (1,503,260)   (1,502,477)
                                                    -----------  ------------
     Total stockholders' equity                          6,479         7,262
                                                    -----------  ------------
Total stockholders' equity and liabilities          $    6,596   $     7,379
                                                    ===========  ============

  The accompanying notes are an integral part of these financial statements.

                            Political Calls, Inc.
                        (A development stage company)
                          Statements of Operations
                                (Unaudited)


Statement of Operations

                                                                      From
         For the three months ended   For the six months ended  August 23, 2006
         --------------------------  --------------------------  (Inception) to
           June 30,      June 30,      June 30,      June 30,       June 30,
             2008          2007          2008          2007           2008
         ------------  ------------  ------------  ------------  --------------
Revenue  $         -   $         -   $         -   $         -   $      19,491
         ------------  ------------  ------------  ------------  --------------

Expenses:

General and
 Administ-
 rative
 expenses        229         2,974           283        11,743          27,634
Depreciation     250           250           500           500           2,500
         ------------  ------------  ------------  ------------  --------------
 Total
 expenses        479         3,224           783        12,243          30,134
         ------------  ------------  ------------  ------------  --------------

Net income
(loss) before
 provision
 for income
 taxes          (479)       (3,224)         (783)      (12,243)        (10,643)
         ------------  ------------  ------------  ------------  --------------
Provision
 for income
 taxes
 due               -             -             -             -             117
         ------------  ------------  ------------  ------------  --------------
Income
 (loss)
 before
 beneficial
 interest       (479)       (3,224)         (783)      (12,243)        (10,760)
         ------------  ------------  ------------  ------------  --------------

Beneficial
 Conversion
 Feature of
 Preferred
 stock             -             -             -             -      (1,492,500)
         ------------  ------------  ------------  ------------  --------------



Net income
 (loss)
 Applicable
 to common
 share-
 holders        (479)       (3,224)         (783)      (12,243)     (1,503,260)
         ============  ============  ============  ============  ==============

Basic
 Earnings
 (Loss)
 per
 share   $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
         ============  ============  ============  ============

Weighted
 Average
 Number of
 Common
 Shares
 Outstanding 423,100       423,100       423,100       423,100
         ============  ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                             Political Calls, Inc.
                        (A development stage company)
                          Statements of Cash Flows
                                (Unaudited)


Statement of Cash Flows

                                                                  From
                                  For the six months ended   August 23, 2006
                                 --------------------------  (Inception) to
                                   June 30,      June 30,       June 30,
                                     2008          2007           2008
                                 ------------  ------------  ---------------
Operating activities:
  Net income (loss)              $      (783)  $   (11,220)  $   (1,503,260)
                                 ------------  ------------  ---------------
  Adjustments to reconcile
   net loss to net cash
   used by operating activities
    Beneficial Interest on
      Conversion                           -             -        1,492,500
    Depreciation                         500           500            2,500
 Changes in assets and liabilities:
  Accounts payable (income taxes)          -        (1,023)               -
  Other accrued liabilities
   (deferred taxes)                        -             -              117
                                 ------------  ------------  ---------------
 Cash provided (used) by
  operating activities                  (283)      (11,743)          (8,143)

Financing activities:
  Sale of Common Stock                     -             -            9,739
                                 ------------  ------------  ---------------
Cash provided (used) by
 financing activities                      -             -            9,739

Net increase (decrease) in cash         (283)      (11,743)           1,596
Cash at beginning of period            1,879        17,836                -
                                 ------------  ------------  ---------------
Cash at end of period            $     1,596   $     6,093   $        1,596
                                 ============  ============  ===============

Supplemental disclosures:
Interest paid                    $         -   $         -   $            -
                                 ============  ============  ===============
Income taxes paid                $         -   $     1,023   $        1,023
                                 ============  ============  ===============
Non-cash transactions            $         -   $         -   $            -
                                 ============  ============  ===============

  The accompanying notes are an integral part of these financial statements.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2008


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2008, the Company has recognized revenues of $19,491 since its inception and has accumulated operating losses of approximately $10,760 since August 23, 2006 (inception). The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2008


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

Going Concern - The Company experienced operating losses, of $(10,760) since its inception on August 23, 2006 through the period ended June 30, 2008.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Results of Operations
---------------------

During the six month period ended June 30, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

The Company has generated no revenues for the second Quarter ending June 30, 2008. Since its inception of August 23, 2006 through June 30, 2008, the Company has recognized $19,491 in revenues. For the Quarter ending June 30, 2008, the Company spent $229 in general and administrative expenses as compared to $2,974 for the same period last year. The majority of these expenses involved accounting and legal fees. As of June 30, 2008, the Company had an accumulated net loss of $(10,760) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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


Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of June 30, 2008 reflects current assets of $1,596, fixed assets of $5,000 (net accumulated deprecation) and $117 current liabilities (income taxes payable). Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended June 30, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

b)  Reports on Form 8-K

None filed during the quarter ended June 30, 2008.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Political Calls, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ David Gallagher
                                --------------------------------
                                        David Gallagher
                                        President, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Executive, Financial, and
                                        Accounting Officer)
Dated:  August 12, 2008
        ---------------