Form 10-Q
period 2008-09-30
Political Calls, Inc.
filed 2008-11-12
CIK 1390533

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number   000-52725

                                POLITICAL CALLS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          20-4765268
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                    1015 S. Cimarron, Las Vegas, NV  89145
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 273-8920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of November 7, 2008, the registrant's outstanding common stock consisted of 423,100 shares, $0.001 par value; and the registrant's outstanding common preferred stock consisted of 750,000 shares, $0.001 par value.

                               Table of Contents
                             Political Calls, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended September 30, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of September 30, 2008 and December 31, 2008          3

   Statements of Income for the three months
     ended September 30, 2008 and 2007                                    4

   Statements of Cash Flows for the three months
    ended September 30, 2008 and 2007                                     5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               16

Item 1A.  Risk Factors                                                   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     16

Item 3 -- Defaults Upon Senior Securities                                16

Item 4 -- Submission of Matters to a Vote of Security Holders            16

Item 5 -- Other Information                                              17

Item 6.  Exhibits                                                        17

Signatures                                                               18


Part I.  Financial Information

Item 1.  Financial Statements

                            Political Calls, Inc.
                        (A development stage company)
                               Balance Sheets

Balance Sheets
                                                   September 30,
                                                       2008      December 31,
                                                    (Unaudited)      2007
                                                    -----------  ------------
ASSETS
Current Assets:
   Cash                                             $       42   $     1,879
                                                    -----------  ------------
   Total Current Assets                                     42         1,879
                                                    -----------  ------------

Fixed assets, net of accumulated depreciation of
   $2,750, $2,000 as of 6/30/08 and 12/31/07,
   respectively                                          4,750         5,500
                                                    -----------  ------------
TOTAL ASSETS                                        $    4,792   $     7,379
                                                    ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Long-term liabilities:
   Deferred taxes payable                                  117           117
                                                    -----------  ------------
     Total liabilities                                     117           117
                                                    -----------  ------------

Stockholder's Equity:
   Preferred stock, $0.001
     par value, 5,000,000 shares authorized,
     75,000 shares issued or outstanding
     as of 9/30/08 and 12/31/07                             75            75
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 423,100 and 423,100 shares
     issued and outstanding as of 9/30/08 and
     12/31/07 respectively                                 423           423
   Additional paid-in capital                        1,509,241     1,509,241
   Earnings (Deficit) accumulated during
     development stage                              (1,505,064)   (1,502,477)
                                                    -----------  ------------
     Total stockholders' equity                          4,675         7,262
                                                    -----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    4,792   $     7,379
                                                    ===========  ============

  The accompanying notes are an integral part of these financial statements.

                            Political Calls, Inc.
                        (A development stage company)
                          Statements of Operations
                                (Unaudited)


Statement of Operations

                                                                      From
         For the three months ended  For the nine months ended  August 23, 2006
         --------------------------  --------------------------  (Inception) to
         September 30, September 30, September 30, September 30,  September 30,
             2008          2007          2008          2007           2008
         ------------  ------------  ------------  ------------  --------------
Revenue  $         -   $         -   $         -   $         -   $      19,491
         ------------  ------------  ------------  ------------  --------------

Expenses:

General and
 Administ-
 rative
 expenses      1,554         3,160         1,837        14,903          29,188
Depreciation     250           250           750           750           2,750
         ------------  ------------  ------------  ------------  --------------
 Total
 expenses      1,804         3,410         2,587        15,653          31,938
         ------------  ------------  ------------  ------------  --------------

Net income
(loss) before
 provision
 for income
 taxes        (1,804)       (3,410)       (2,587)      (15,653)        (12,447)
         ------------  ------------  ------------  ------------  --------------
Provision
 for income
 taxes
 due               -             -             -             -             117
         ------------  ------------  ------------  ------------  --------------
Income
 (loss)
 before
 beneficial
 interest     (1,804)       (3,410)       (2,587)      (15,653)        (12,564)
         ------------  ------------  ------------  ------------  --------------

Beneficial
 Conversion
 Feature of
 Preferred
 stock                                                              (1,492,500)
                                                                 --------------

Net income
 (loss)
 Applicable
 to common
 share-
 holders      (1,804)       (3,410)       (2,587)      (15,653)     (1,505,064)
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

                             Political Calls, Inc.
                        (A development stage company)
                          Statements of Cash Flows
                                (Unaudited)


Statement of Cash Flows

                                                                  From
                                 For the nine months ended   August 23, 2006
                                 --------------------------  (Inception) to
                                 September 30, September 30,  September 30,
                                     2008          2007           2008
                                 ------------  ------------  ---------------
Operating activities:
  Net income (loss)              $    (2,587)  $   (15,653)  $   (1,505,064)
                                 ------------  ------------  ---------------
  Adjustments to reconcile
   net loss to net cash
   used by operating activities
    Beneficial Interest on
      Conversion                           -             -        1,492,500
    Depreciation                         750           750            2,750
 Changes in assets and liabilities:
  Accounts payable (income taxes)          -             -                -
  Other accrued liabilities
   (deferred taxes)                        -             -              117
                                 ------------  ------------  ---------------
 Cash provided (used) by
  operating activities                (1,837)      (14,903)          (9,697)

Financing activities:
  Sale of Common Stock                     -             -            9,739
                                 ------------  ------------  ---------------
Cash provided (used) by
 financing activities                      -             -            9,739

Net increase (decrease) in cash       (1,837)      (14,903)              42
Cash at beginning of period            1,879        17,836                -
                                 ------------  ------------  ---------------
Cash at end of period            $        42   $     2,933   $           42
                                 ============  ============  ===============

Supplemental disclosures:
Interest paid                    $         -   $         -   $            -
                                 ============  ============  ===============
Income taxes paid                $         -   $     1,023   $        1,023
                                 ============  ============  ===============
Non-cash transactions            $         -   $         -   $            -
                                 ============  ============  ===============

  The accompanying notes are an integral part of these financial statements.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2008


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


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2008, the Company has recognized revenues of $19,491 since its inception and has accumulated operating losses of approximately $12,564 since August 23, 2006 (inception). The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                           POLITICAL CALLS, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2008


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement for the fiscal year ended December 31, 2007.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

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



Results of Operations for the quarter ended September 30, 2008
--------------------------------------------------------------


The Company has generated no revenues for the third Quarter ending September 30, 2008. Since its inception of August 23, 2006 through September 30, 2008, the Company has recognized $19,491 in revenues. For the Quarter ending September 30, 2008, the Company spent $1,804 in general and administrative expenses as compared to $3,410 for the same period last year. For the nine months ending September 30, 2008, the Company spent $2,587 in general and administrative expenses as compared to $15,653 for the same period last year. The majority of these expenses involved accounting and legal fees to keep the Company fully reporting. As of September 30, 2008, the Company had an accumulated net loss of $(12,564) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses.

Revenues
--------

During the nine month period ended September 30, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(12,564) since its inception on August 23, 2006 through the period ended September 30, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company's balance sheet as of September 30, 2008 reflects current assets of $42, fixed assets of $4,750 (net accumulated deprecation) and $117 current liabilities (income taxes payable). Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a) Our management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principle executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC's rules and forms.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective by provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) There were no changes in our internal control over financial reporting during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2006, (inception) we issued 3,619,000 shares of our $0.001 par value common stock to our founder for cash.

On April 24, 2006, we issued 750,000 shares of its $0.001 par value non-voting Callable and Convertible Preferred stock in exchange for telephone calling equipment valued at of $7,500. All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. The Preferred Stock converts to two hundred shares of common stock for each share of Preferred Stock.

On December 31, 2006, we issued 612,000 shares of its $0.001 par value common stock pursuant to a Rule 504 of Regulation D offering to approximately forty-five (45) shareholders in exchange for cash in the amount of $6,120.

There have been no other issuance of shares since our inception on April 24, 2006.


Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.


Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   02/21/2007
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   02/21/2007
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2           3.3  02/21/2007
           Incorporation as currently
           in effect.
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Political Calls, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ David Gallagher
                                --------------------------------
                                        David Gallagher
                                        President, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Director (Principal
                                        Executive, Financial, and
                                        Accounting Officer)
Dated:  November 7, 2008
        ----------------