Form 10-K
period 2008-12-31
Northern Empire Energy Corp
filed 2009-03-31
CIK 1390533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number 0-52725

                         Northern Empire Energy Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    20-4765268
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

             118 8th Ave. NW, Calgary, Alberta  T2M 0A4, Canada
            -----------------------------------------------------
             (Address of principal executive offices)(Zip Code)
       Issuer's telephone number, including area code: (403) 456-2333

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year.:

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant as of October 9, 2008, was approximately $105,775, based on $0.25, the price at which the registrant's common stock was last sold on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of March 31, 2009:
18,423,100 shares common stock, par value $0.001.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       19

ITEM 3.  LEGAL PROCEEDINGS                                                19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              19

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS        20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          21
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 28
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                          28

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           31

ITEM 11. EXECUTIVE COMPENSATION                                           33

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 36
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   38
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           38

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          40

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o  inability to raise additional financing for working capital;

o ability to increase our production of oil and natural gas income through exploration and development;;

o the number of well locations to be drilled and the time frame within which they will be drilled;

o deterioration in general or regional economic, market and political conditions;

o the timing and extent of changes in commodity prices for natural gas and crude oil;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  ability to recruit and hire key employees;

o inability of management to effectively implement our strategies and business plans; and

o  other risks and uncertainties detailed in this report.

In this form 10-K references to "Northern Empire Energy Corp.", "the Company", "we," "us," and "our" refer to Northern Empire Energy Corp.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Northern Empire Energy Corp., 118 8th Ave. NW, Calgary, Alberta T2M 0A4, Canada.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

The Company was organized April 24, 2006 (Date of Inception) under the laws
of the State of Nevada, as Political Calls, Inc.   The original business
plan of the Company consisted of marketing telephone broadcasting messages for political campaigns. On November 17, 2008, the Board of Directors and the majority vote of the Company's shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to better reflect the Company's new business direction.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol NOEE. Our principal executive offices are located at 118 8th Ave. NW, Calgary, Alberta T2M 0A4, Canada. Our telephone number is (403) 456-2333.

Our Business
------------

Northern Empire Energy Corp. is an emerging oil and gas exploration company that focuses on the acquisition of oil and natural gas interests; including leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, and production payments in Canada. We intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.
The acquisition, drilling and development of oil and gas is capital intensive and the level of performance and outcome attainable by an oil and gas company is proportional to the amount of available capital. Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance our future operations.


Business Strategy
-----------------

In pursuing our operations strategy, our primary focus will be directed towards the following:

Exploration Activities.

We intend to conduct exploration and development programs to grow proven reserves, production and cash flow. We participate by acquiring working interests in our projects and we continually review opportunities generated by industry partners

Strategic Acquisitions.

We plan to review opportunities to acquire (i) producing properties in our target areas that contain proved reserve value as well as meaningful exploitation and exploration upside potential; and (ii) small to mid-size energy companies that, along with our current management expertise, would display profitability, strong revenue growth and significant cash flows.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, and environmental services. As a non-operator working interest owner, we intend to rely on the services private contractors to drill, produce and market our natural gas and oil.


Seasonality

The exploration for oil and natural gas reserves depends on access to areas where operations are to be conducted. Seasonal weather variations, including freeze-up and break-up affect access in certain circumstances. Natural gas is used principally as a heating fuel and for power generation. Accordingly, seasonal variations in weather patterns affect the demand for natural gas. Depending on prevailing conditions, the prices received for sales of natural gas are generally higher in winter than summer months, while prices are generally higher in summer than spring and fall months.


Our Exploration Property
------------------------

We entered into an Option Agreement with Maguire Resources Ltd., a corporation having an office at 300-840 6th Ave SW T2P 3E5 in the City of Calgary, in the Province of Alberta, Canada. Maquire has granted an option to the Registrant to earn a 40% interest in the Turin Project by incurring 100% of the drilling and completion costs up to a five well drilling program. This a non-operating working interest and/or royalty owner participation position in oil and gas project is located in the Turin area of south-east Alberta, Canada, specifically section 28, township 10, range 19 west of the 4th meridian.

The option interest consists of several potential hydrocarbon zones in the area including (starting from the shallowest formation), the Milk River, Second White Specks, Barons, Bow Island, Glauconite and the Lower Mannville sandstones plus the Livingston Carbonate.

The option, if exercised, will allow the Registrant to acquire up to a 40% non-operating working interest, subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring expenditures of $2 million, 100% of the drilling and completion costs in a five well drilling program. By drilling an initial well on the Turin Project the Company can earn 25% of a shut-in gas well subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring 100% of completion and tie in costs, located in the land of interest.

Competition
-----------

The oil and natural gas industry is highly competitive. This includes but is not limited to:

o  locating and acquiring exploratory drilling prospects,

o  locating and acquiring economically desirable producing properties; and

o  finding equipment and labor to operate and maintain their properties.

Properties in which we may acquire an interest will encounter strong competition from other oil and gas producers, including many that will possess substantially greater financial resources than us. Competition could reduce the availability of properties of merit or increase the cost of acquiring the properties.

We will be competing with other oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing oil and gas exploration companies may impact our ability to raise the necessary capital to fund the acquisition and exploration programs if investors view investments in competitors as more attractive based on the merit of the oil and gas properties and the price of the investment offered to investors.


Northern Empire Energy Corp. Funding Requirements
-------------------------------------------------

We do not have sufficient capital to fully develop our business plan. Management anticipates Northern Empire Energy Corporation will require to raise at least $2,000,000. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will not succeed, and we shall be forced to curtail or even cease our operations.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
----------------------------------------------------------------------

We regard our future patents, trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we plan to rely on patent, trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, suppliers and others to protect our proprietary rights.

We plan to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.


Research and Development Activities and Costs
---------------------------------------------

We did not incur any research and development cost during the calendar year ending December 31, 2008.

Government Regulation
---------------------

Our operations are subject to regulation under a wide range of provincial, state and federal statutes, rules, orders and regulations. State and federal statutes and regulations govern, among other matters, the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and remediation of contaminated sites. They also require permits for drilling operations, drilling bonds and reports concerning operations.

In the regions where we plan to conduct exploration activities, and other localities where we may acquire properties, may have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas we can produce from our wells, if any, and to limit the number of wells or the locations at which we can drill. Moreover, each governmental agency generally imposes an ad valorem, production or severance tax with respect to the production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

Compliance With Environmental Laws
----------------------------------

Our exploration, production and marketing operations are regulated extensively at the federal, state, provincial and local levels. These regulations affect the costs, manner and feasibility of our operations. We are subject to federal, state, provincial and local regulation regarding the discharge of materials into, and protection of, the environment. We have no material outstanding site restoration or other environmental liabilities, and we do not anticipate that we will incur any material environmental liabilities with respect to our properties in the future. We believe we utilize operating practices that are environmentally responsible and meet, or exceed, regulatory requirements with respect to environmental and safety matters. Despite the above, however, we may be required to make significant expenditures in our efforts to comply with the requirements of these environmental regulations, which may impose liability on us for the cost of pollution clean-up resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Changes in or additions to regulations regarding the protection of the environment could increase our compliance costs and might adversely affect our business.

We are subject to state, provincial and local regulations that impose permitting, reclamation, land use, conservation and other restrictions on our ability to drill and produce. These laws and regulations can require well and facility sites to be closed and reclaimed. Failure to comply with these laws can result in the loss of the mineral prospect and damages for improper treatment of the environment.

We did not incur any material costs relating to our compliance with federal, state, provincial or local laws during the year ended December 31, 2008.


Employees
---------

We have no full-time employees at the present time. Our officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until the business has been successfully launched.

Item 1A. Risk Factors.


                      RISK FACTORS RELATING TO OUR COMPANY
                      ------------------------------------

1. SINCE WE ARE A DEVELOPMENT COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on February 23, 2007. Since our inception, we have realized $19,491 in revenues and lost $(1,668,905). We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing added revenues or in achieving or sustaining positive cash flows. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this distribution.


2. WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has prepared financial statements for the year-end December 31, 2008 reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

3.  WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE GENERATED NO REVENUE.

We have generated no revenues from our oil and gas business, we are expect losses over the next twelve (12) months since we have no revenues to offset the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


4. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

As of December 31, 2008, the Company had $49,688 in working cash and equivalents. The Company plans to hire outside contractors to begin drilling for oil on its leased property in Alberta, Canada. These plans will require additional capital. The Company needs to raise at least $2,000,000 in order to implement its business plan. The Company does not have enough funds to even partially implement its business plan. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations.

Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.


5. THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON FACTORS BEYOND THE CONTROL OF OUR COMPANY.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.
In addition, adverse weather conditions can also hinder drilling operations. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

6. OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND TO MANAGE OUR GROWTH AND WE MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

Our future results will depend in part on our success in implementing our acquisition strategy. This strategy is limited to effecting acquisitions of profitable energy services companies or the acquisition of land leases to explore for oil. Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. In addition, acquisitions involve a number of special risks that could adversely effect our operating results, including the diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, legal, accounting and other expenses associated with the each acquisition, some or all of which could increase our operating costs, reduce our revenues and cause a material adverse effect on our business, financial condition and results of operations.


7. THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.


8. AS OUR PROPERTIES ARE IN THE EXPLORATION STAGE, THERE CAN BE NO ASSURANCE THAT WE WILL ESTABLISH COMMERCIAL DISCOVERIES ON OUR PROPERTIES.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

9. THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING LEASES.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which may have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional land the Alberta area. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring these leases.

We are also subject to competition in the attraction and retention of employees. Many of our competitors have greater financial resources and can offer employees compensation packages that are difficult for us to compete with.


10.  WE DEPEND UPON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL.

Our performance depends substantially on the performance of our executive officers. Our chief executive officer is the inventor of the process and formulas used to contract manufacture the future products to be sold by us. We anticipate that he will be the developer of any additional products that we plan to add to our product line. The loss of services of our chief executive officer could have a material adverse effect on our business, revenues, and results of operations or financial condition. We do not maintain key person life insurance on the lives of our officers or key employees.

The success of our business in the future will depend on our ability to attract, train, retain and motivate high quality personnel. Competition for talented personnel is intense, and we may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and/or results of operations.

11. OIL AND GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY.

Oil and gas operations are subject to federal, state, provincial and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, provincial and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.


12.  EXPLORATION AND PRODUCTION ACTIVITIES ARE SUBJECT TO CERTAIN
ENVIRONMENTAL REGULATIONS WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

In general, our exploration and production activities are subject to certain federal, state, provincial and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.

Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

13. OUR OFFICERS/DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our officers/directors, in the aggregate, beneficially own approximately or have the right to vote approximately 99.6% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control matters submitted to our stockholders for approval including:

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



                     RISKS RELATING TO OUR COMMON SHARES
                     -----------------------------------

14. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

15. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

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


16. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

17. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.


18.  WE HAVE INCURRED INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the Securities and Exchange Commission, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, in the future we will be required to document, evaluate, and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission which will be costly and time consuming. Effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our corporate headquarters are located at 118 8th Ave. NW, Calgary, Alberta T2M 0A4, Canada. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3.  Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Northern Empire Energy Corp. common stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: NOEE. The stock was cleared for trading on the OTC-Bulletin Board on October 16, 2007 under the name Political Calls, Inc.

Since the Company has been cleared for trading, through March 31, 2009, there have been limited trades of the Company's stock. The last trade on the stock took place on October 9, 2008 at $0.25. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of March 31, 2009, there were approximately fifty-three (53) holders of record of our Common Stock and 18,423,100 shares outstanding.

(c)  Holders of Preferred Stock.

On April 24, 2006, the Company issued 75,000 shares (adjusted post split) of its $0.001 par value preferred stock to seven (7) holders of record. Each share of the Convertible Preferred Stock can be exchanged for two hundred
(200) shares of Common Stock of the corporation. The conversion of all of the preferred stock would equate to 15,000,000 common shares.

(d) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(e) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities
---------------------------------------

As of November 17, 2008, the Registrant agreed to issue 18,000,000 shares of its unregistered common stock to Jeffrey Cocks. Mr. Cocks paid $180,000 for these shares.

The shares will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The shares of common stock issued will contain a legends restricting transferability absent registration or applicable exemption.

There have been no other issuances of common or preferred stock at December 31, 2008.


Issuer Purchases of Equity Securities
-------------------------------------

On or about November 17, 2008, David Gallagher, a former officer of the Company returned to the Treasury and the Company cancelled 361,900 shares of his common stock, $0.001 par value per share, that had been issued and outstanding in exchange for $50,000 and the Company's specialized phone equipment.


Item 6. Selected Financial Data.

Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview of Current Operations
------------------------------

We entered into an Option Agreement with Maguire Resources Ltd., a corporation having an office at 300-840 6th Ave SW T2P 3E5 in the City of Calgary, in the Province of Alberta, Canada. Maquire has granted an option to us to earn a 40% interest in the Turin Project by incurring 100% of the drilling and completion costs up to a five well drilling program. This a non-operating working interest and/or royalty owner participation position in oil and gas project is located in the Turin area of south-east Alberta, Canada, specifically section 28, township 10, range 19 west of the 4th meridian.

The option interest consists of several potential hydrocarbon zones in the area including (starting from the shallowest formation), the Milk River, Second White Specks, Barons, Bow Island, Glauconite and the Lower Mannville sandstones plus the Livingston Carbonate.

The option, if exercised, will allow the Registrant to acquire up to a 40% non-operating working interest, subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring expenditures of $2 million, 100% of the drilling and completion costs in a five well drilling program. By drilling an initial well on the Turin Project the Company can earn 25% of a shut-in gas well subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring 100% of completion and tie in costs, located in the land of interest.

Results of Operations for the year ended December 31, 2008
----------------------------------------------------------

We earned $19,491 revenues since our inception on April 24, 2006 through December 31, 2008. We do not anticipate earning any significant revenues until such time as we can start producing oil revenues. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing revenues from any future oil well properties.

For the period since inception through December 31, 2008, we generated no income. Since our inception on April 24, 2006 we experienced a net loss of $(1,688,905). The bulk of this loss $(1,490,454) is due to the beneficial conversion feature of the Company's preferred stock. For the year ending December 31, 2008, we lost $(166,428) or $(0.06) per share versus a loss of $(15,934) or $(0.04) per share for the same period last year. We anticipate our operating expenses will increase as we start to develop oil wells. We anticipate our ongoing operating expenses will also increase since we are a reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We generated no revenues for the fiscal year ending December 31, 2008. We do not anticipate generating any revenues for at least 12-24 months.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We did not have any product research or development activities for the fiscal year ending December 31, 2009.

Expected purchase or sale of plant and significant equipment
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
-----------------------------------------------

As of December 31, 2008, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2008 reflects cash and current assets of $49,688 and current Liabilities of $69,289. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Management believes it has sufficient funds to remain operational for the next twelve months.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $2,000,000 and we intend to raise the monies by selling equity in our Company. We are in the process of trying to raise capital through a private offering. (See Financial Footnote No. 4.)

There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.

The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4-6
Statements of Cash Flows                                           F-7
Notes to Financials                                                F-8


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
Northern Empire Energy Corp.
(FKA Political Calls, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Northern Empire Energy Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and from inception on April 24, 2006 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Energy Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and from inception on April 24, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    March 31, 2009

                6490 West Desert Inn Rd, Las Vegas, NV 89146
                     (702) 253-7499 Fax (702) 253-7501

                         NORTHERN EMPIRE ENERGY CORP.
                         (FKA Political Calls, Inc.)
                        (An Exploration Stage Company)
                                Balance Sheets

Balance Sheets
                                    ASSETS
                                    ------
                                                December 31,   December 31,
                                                    2008           2007
                                                -------------  -------------
CURRENT ASSETS
  Cash                                          $     49,688   $      1,879
                                                -------------  -------------
     Total Current Assets                             49,688          1,879
                                                -------------  -------------
PROPERTY AND EQUIPMENT, net                                -          5,500
                                                -------------  -------------
  Deposits                                            40,435              -
                                                -------------  -------------
     Total Other Assets                               40,435              -
                                                -------------  -------------
     TOTAL ASSETS                               $     90,123   $      7,379
                                                =============  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
  Accounts payable                              $     69,289   $        117
                                                -------------  -------------
     Total Current Liabilities                        69,289            117
                                                -------------  -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, 75,000 shares issued
    and outstanding                                       75             75
  Common stock, $0.001 par value, 195,000,000
    shares authorized, 18,423,100 and 423,100
    shares issued and outstanding, respectively       18,423            423
  Additional paid-in capital                       1,671,241      1,509,241
  Deficit accumulated during the exploration
    stage                                         (1,668,905)    (1,502,477)
                                                -------------  -------------
     Total Stockholders' Equity                       20,834          7,262
                                                -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $     90,123   $      7,379
                                                =============  =============

  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                         (FKA Political Calls, Inc.)
                        (An Exploration Stage Company)
                           Statements of Operations


Statements of Operations


                                                               From Inception
                                 For the Year   For the Year   on April 24,
                                    Ended          Ended       2006 through
                                 December 31,   December 31,   December 31,
                                     2008           2007           2008
                                 -------------  -------------  -------------
REVENUES                         $          -   $          -   $     19,491

OPERATING EXPENSES
  General and administrative          166,428         15,840      1,686,279
  Depreciation expense                      -          1,000          2,000
                                 -------------  -------------  -------------
    Total Operating Expenses          166,428         16,840      1,688,279
                                 -------------  -------------  -------------

LOSS FROM OPERATIONS                 (166,428)       (16,840)    (1,668,788)
                                 -------------  -------------  -------------

  Income tax (expense) benefit              -            906           (117)
                                 -------------  -------------  -------------
    Total Other Expenses                    -            906           (117)
                                 -------------  -------------  -------------

NET LOSS                         $   (166,428)  $    (15,934)  $ (1,668,905)
                                 =============  =============  =============

BASIC LOSS PER COMMON SHARE      $      (0.06)  $      (0.04)
                                 =============  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          2,673,100        423,100
                                 =============  =============


  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                         (FKA Political Calls, Inc.)
                        (An Exploration Stage Company)
                      Statements of Stockholders' Equity

Statements of Stockholders' Equity
                                                       Deficit
           Preferred         Common                  Accumulated
             Stock           Stock        Additional During the       Total
         ------------- ------------------  Paid-In   Exploration  Stockholders'
         Shares Amount   Shares   Amount   Capital      Stage         Equity
         ------ ------ ---------- ------- ---------- ------------ -------------
Balance,
April 24,
2006          - $    -          - $     - $        - $         -  $          -

4/24/06
Shares
issued
for cash
at $0.001
per share     -      -    361,900     362      3,257           -         3,619

4/24/06
Shares
issued
for
equipment
at $0.01
per
share    75,000     75          -       -      7,425           -         7,500

Deemed
interest
from
beneficial
conversion
feature
on preferred
stock         -      -          -       -  1,492,500           -     1,492,500

12/31/06
Shares
issued
for cash
at $0.01
per share     -      -     61,200      61      6,059           -         6,120

Net loss
for the
year ended
December
31, 2006      -      -          -       -          -  (1,486,543)   (1,486,543)
         ------ ------ ---------- ------- ---------- ------------ -------------



                         NORTHERN EMPIRE ENERGY CORP.
                         (FKA Political Calls, Inc.)
                        (An Exploration Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                       Deficit
           Preferred         Common                  Accumulated
             Stock           Stock        Additional During the       Total
         ------------- ------------------  Paid-In   Exploration  Stockholders'
         Shares Amount   Shares   Amount   Capital      Stage         Equity
         ------ ------ ---------- ------- ---------- ------------ -------------
Balance,
December
31, 2006 75,000     75    423,100     423  1,509,241  (1,486,543)       23,196

Net loss
for the
year ended
December
31, 2007      -      -          -       -          -     (15,934)      (15,934)
         ------ ------ ---------- ------- ---------- ------------ -------------

Balance,
December
31, 2007 75,000     75    423,100     423  1,509,241  (1,502,477)        7,262

11/20/08
Shares
issued
for cash
at $0.001
per share     -      - 18,000,000  18,000    162,000           -       180,000

Net loss
for the
year ended
December
31, 2008      -      -          -       -          -    (166,428)     (166,428)
         ------ ------ ---------- ------- ---------- ------------ -------------

Balance,
December
31, 2008 75,000 $   75 18,423,100 $18,423 $1,671,241 $(1,668,905) $     20,834
         ====== ====== ========== ======= ========== ============ =============

  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                         (FKA Political Calls, Inc.)
                        (An Exploration Stage Company)
                           Statements of Cash Flows


Statements of Cash Flows

                                                               From Inception
                                 For the Year   For the Year   on April 24,
                                    Ended          Ended       2006 Through
                                 December 31,   December 31,   December 31,
                                     2008           2007           2008
                                 -------------  -------------  -------------
OPERATING ACTIVITIES
  Net loss                       $   (166,428)  $    (17,980)  $ (1,668,905)
  Adjustments to Reconcile Net
   Loss to Net Cash Used by
   Operating Activities:
     Depreciation expense                   -          1,000          2,000
     Beneficial conversion
       feature                              -              -      1,492,500
     Impairment of asset                5,500              -          5,500
  Changes in operating assets
   and liabilities:
     Changes in accounts payable
       and accrued expenses            69,172          1,023         69,289
                                 -------------  -------------  -------------
     Net Cash Used in Operating
     Activities                       (91,756)       (15,957)       (99,616)
                                 -------------  -------------  -------------

INVESTING ACTIVITIES
  Deposit for purchase of property    (40,435)             -        (40,435)
                                 -------------  -------------  -------------
     Net Cash Used in Investing
     Activities                       (40,435)             -        (40,435)
                                 -------------  -------------  -------------

FINANCING ACTIVITIES
  Common stock issued for cash        180,000              -        189,739
                                 -------------  -------------  -------------
     Net Cash Provided by
     Financing Activities             180,000              -        189,739
                                 -------------  -------------  -------------

NET DECREASE IN CASH                   47,809        (15,957)        49,688

CASH AT BEGINNING OF PERIOD             1,879         17,836              -
                                 -------------  -------------  -------------

CASH AT END OF PERIOD            $     49,688   $      1,879   $     49,688
                                 =============  =============  =============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                       $          -   $          -   $          -
  Income Taxes                   $          -   $          -   $      1,023

NON CASH FINANCING ACTIVITIES

  Common stock issued for assets $          -   $          -   $      7,500

  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                          December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Business and Organization

Northern Empire Energy Corporation (The Company) was organized on April 24, 2006, under the laws of the State of Nevada. The Company is engaged in the acquisition with the intent to develop mineral properties. Pursuant to
Statement of Financial   Accounting Standards No. 7, "Accounting and
Reporting by Development Stage Enterprises," the Company is classified as an exploration stage company.

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.   Revenue Recognition

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

c.   Basic Loss per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                              For the Years Ended
                                                  December 31,
                                            -----------  -----------
              Loss (numerator)              $ (166,428)  $  (15,934)
              Shares (denominator)           2,673,100      423,100
                                            -----------  -----------
              Per share amount              $    (0.06)  $    (0.04)
                                            ===========  ===========

d.   Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                          December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

d.   Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

                                              2008            2007
                                          ------------    ------------
     Deferred tax assets:
       NOL carryover                      $    68,798     $     3,891
       Valuation allowance                    (68,798)         (3,891)
                                          ------------    ------------
     Net deferred tax asset               $         -     $         -
                                          ============    ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

                                              2008            2007
                                          ------------    ------------
     Book Income                          $   (64,907)    $    (7,012)
     Valuation allowance                       64,907           7,012
                                          ------------    ------------
                                          $         -     $         -
                                          ============    ============

At December 31, 2008, the Company had net operating loss carry forwards of approximately $176,405 that may be offset against future taxable income through 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                          December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

e. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Deposits

The Company has made a deposit against the purchase of a mineral property. The deposit was subsequently refunded to the Company in 2009.

g. Advertising

Advertising is expensed when incurred. There has been no advertising during the period.

h. Newly Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                          December 31, 2008 and 2007

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Newly Issued Accounting Pronouncements (Continued)

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.

In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                          December 31, 2008 and 2007

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Newly Issued Accounting Pronouncements (Continued)

detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.' This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                          December 31, 2008 and 2007

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Newly Issued Accounting Pronouncements (Continued)

Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, the Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                          December 31, 2008 and 2007



NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing the acquisition of mineral properties believed to hold the potential for profit. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                          December 31, 2008 and 2007


NOTE 3 - STOCKHOLDERS' EQUITY

On January 30, 2008, the Company initiated a ten-for-one reverse stock split for its issued and outstanding common and preferred stock. This reverse stock split had no effect on the authorized number of common shares or preferred shares, and did not affect the par value of the stock. The financial statements reflect the reverse stock split on a retroactive basis.

Common Stock
------------

On April 24, 2006 (inception), the Company issued 3,619,000 shares of its $0.001 par value common stock to it sole shareholder for $3,619.

On December 31, 2006, the Company issued 612,000 shares of its $0.001 par value common stock pursuant to a regulation 504 offering for $6,120.

During the year ended December 31, 2008, the Company issued 18,000,000 shares of its par value $0.001 common stock for $180,000 in cash.

Preferred Stock
---------------

On April 24, 2006, the Company issued 75,000 shares (adjusted post split) of its $0.001 par value preferred stock in exchange for telephone calling equipment valued at $7,500. Each share of the Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation. This Series A preferred stock was issued with a beneficial conversion feature totaling $1,486,543 measured as the difference between the $0.01 offering price of the underlying common stock and the conversion benefit price of $1.99 per share. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital. If the preferred stock were to be converted into common stock, the common stock would be increased by 15,000,000 shares.

There were no other issuances of common or preferred stock or equivalents since April 24, 2006 (inception) through December 31, 2007. The Company has not issued any options or warrants or similar securities since inception.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                          December 31, 2008 and 2007


NOTE 4 - MINERAL PROPERTIES

On November 17, 2008, the Company entered into an Option Agreement with Maguire Resources Ltd., a corporation in the City of Calgary, in the Province of Alberta, Canada. Maquire has granted an option to the Registrant to earn a 40% interest in the Turin Project by incurring 100% of the drilling and completion costs up to a five well drilling program.

This a non-operating working interest and/or royalty owner participation position in oil and gas project is located in the Turin area of south-east Alberta, Canada. The option interest consists of several potential hydrocarbon zones in the area including (starting from the shallowest formation), the Milk River, Second White Specks, Barons, Bow Island, Glauconite and the Lower Mannville sandstones plus the Livingston Carbonate.

The option, if exercised, will allow the Registrant to acquire up to a 40% non-operating working interest, subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring expenditures of $2 million, 100% of the drilling and completion costs in a five well drilling program. By drilling an initial well on the Turin Project the Company can earn 25% of a shut-in gas well subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring 100% of completion and tie in costs, located in the land of interest.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, on August 28, 2008, we appointed outside directors to our board of directors who shall appoint an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of the outside directors, who shall appoint a fully functioning audit committee, will remedy the lack of a functioning audit committee.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


Item 9B. Other Information.

None.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.


Name                Age                 Position                Appointed
-------------       ---                 ------------------------------------
Jeffrey Cocks       45                  Chairman & CEO        Nov. 17, 2008
Peter Forrest       67                  Director              Nov. 17, 2008
----------------------------------------------------------------------------


Biography of Jeffrey Cocks, Chairman & CEO
------------------------------------------

Jeffrey Cocks has an extensive financial, operational and administrative background, having over twenty years experience with junior resource companies. Mr. Cocks has managed numerous multi-million dollar exploration programs throughout the world for several junior resource companies. From 1998-2002 and again in 2004-2005 Mr. Cocks was part of a group of Companies that discovered and developed the Petaquilla Deposit, in the Republic of Panama and the Mount Kare Gold Deposit, in Papua New Guinea. In excess of $100 million in capital was raised and expended in the development of the Petaquilla and Mount Kare deposits. Mr. Cocks is currently President of Britannica Resources Corp (TSX.V-
BRR) and a director of Northern Star Mining Corp. (TSX.V-NSM) junior gold exploration companies with advanced projects in Quebec, Canada. Mr. Cocks has served as a director/officer for numerous public companies both in the United States and Canada. Mr. Cocks completed the Canadian Securities Course in 1987 and the Securities Continuous Disclosure Program for Directors and Officers, through Simon Fraser University in 1996.

Biography of Peter Forrest, Director
------------------------------------

Peter Forrest, P. Eng. has over 40 years in the resource business. During the past five years Mr. Forrest has focused on the oil and gas wire line services. Mr. Forrest provides project management skills to prospect evaluations, corporate matters, lease acquisitions, lease presentations, negotiations, contracting specialists and other related matters. During his career, Mr. Forrest has been involved in the field supervision of large open pit mining operations, project engineering and management roles both internationally and in Canada. He has worked for the Alberta Energy Utilities Board, metal mines, oil sand operations and coalmine operations engineering. Throughout his career, Mr. Forrest has had a keen interest in operational research projects, field-testing products and resolving problems using innovative ideas and products by recognizing applications across various industries.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in his 16(a) reports.


Board of Directors
------------------

Our board of directors currently consists of: Jeffrey Cocks and Peter Forrest. Our directors serve one-year terms.

Audit Committee
---------------

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


Code of Ethics
--------------

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Northern Empire Energy Corp. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Northern Empire Energy Corp. shares, unless the transaction is approved by Northern Empire Energy Corp.' Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Northern Empire Energy Corp.


Item 11. Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended December 31, 2008 for our Chief Executive Officer, who was appointed on November 17, 2008. We did not have any executive officers as of the year end of December 31, 2008 who received any compensation.

Compensation
------------

As a result of the Company's current limited available cash, no officer or director received any salary since April 24, 2006 (inception) of the company through the fiscal year ending December 31, 2008. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Dec. 31  ($)    ($)     ($)      ($)      ($)
------------------------------------------------------------------------------
Jeffrey Cocks      CEO/Dir   2008    -0-    -0-      -0-     -0-        -0-
Peter Forrest      Dir.      2008    -0-    -0-      -0-     -0-        -0-



We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.



Stock Option Grants
-------------------

We did not have any outstanding stock options granted as of December 31, 2008.


Outstanding Equity Awards at Fiscal Year-Ending December 31, 2008
-----------------------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2008.

Option Exercises for Fiscal Year-Ending December 31, 2008
---------------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending December 31, 2008.

Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending December 31, 2008 or December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on March 31, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 18,423,100 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Northern Empire Energy Corp. common stock.


                                                         Amount
Title     Name and Address                               of shares    Percent
of        of Beneficial                                  held by       of
Class     Owner of Shares                Position        Owner        Class(1)
------------------------------------------------------------------------------

Common     Jeffrey Cocks (2)             Chairman/CEO    18,000,000     99.6%
Common     Peter Forrest (3)             Director                 0      0.0%
------------------------------------------------------------------------------
Totals:                                                  18,000,000     99.6%

All Executive Officers, Directors
as a Group  (2 persons)                                  18,000,000     99.6%
------------------------------------------------------------------------------

(1) The percentages listed in the percent of class column are based upon 18,423,100 issued and outstanding shares of Common Stock.
(2)  Jeffrey Cocks, 118 8th Ave. NW, Calgary, Alberta  T2M 0A4, Canada.
(3)  Peter Forrest, 118 8th Ave. NW, Calgary, Alberta  T2M 0A4, Canada.

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Preferred Convertible Securities
--------------------------------

At the time of incorporation, we issued 75,000 (adjusted for stock split) non-voting Callable and Convertible Preferred shares. We filed with the Nevada Secretary of State the designation that "These Series A Preferred shares shall be designated as "Callable and Convertible Preferred Stock."
The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time. Each holder of the non voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation." The conversion of 75,000 Series A Preferred Shares converts into 15,000,000 common shares.

Through a Board Resolution, it was resolved that we shall not call nor redeem our Series A non-voting Callable and Convertible Preferred shares. The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share owned for two hundred common shares, at their sole discretion.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's President has contributed office space for our use. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.


Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending December 31, 2008 and July 31, 2007. Aggregate fees billed to us for the years ended December 31, 2008 and 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                             December 31,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $15,000   $2,000
(2) Audit-Related Fees                                     $15,000   $2,000
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our President pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our director(s) then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending December 31, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:


(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       28
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5


(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   02/21/2007
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   02/21/2007
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2           3.3  02/21/2007
           Incorporation
-------------------------------------------------------------------------------
 3.4       Amended Articles of                   8-K            3.4  11/19/2008
           of Incorporation
-------------------------------------------------------------------------------
10.1       Option Agreement dated                8-K           10.2  11/19/2008
           November 17, 2008
-------------------------------------------------------------------------------
23.1       Consent Letter from Moore     X
           and Associates Chartered
-------------------------------------------------------------------------------
31.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Northern Empire Energy Corp.
----------------------------
        Registrant


By: /s/ Jeffrey Cocks
    ---------------------------
        Jeffrey Cocks
        Chief Executive Officer
        Chairman of the Board

Date:  March 31, 2009
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Jeffrey Cocks
    ---------------------------
        Jeffrey Cocks
        Chief Executive Officer
        Chairman of the Board


Date:  March 31, 2009
       --------------