Form 10-Q
period 2009-03-31
Northern Empire Energy Corp
filed 2009-05-05
CIK 1390533

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

                For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of May 5, 2009, the registrant's outstanding common stock consisted of 18,061,200 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares authorized and 75,000 preferred issued, 5,000,000 authorized.

                                Table of Contents
                          Northern Empire Energy Corp.
                              Index to Form 10-Q
                 For the Quarterly Period Ended March 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of March 31, 2009 and December 31, 2008              3

   Statements of Income for the three months
     ended March 31, 2009 and 2008                                        4

   Statements of Cash Flows for the three months
    ended March 31, 2009 and 2008                                         5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A.  Risk Factors                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3 -- Defaults Upon Senior Securities                                20

Item 4 -- Submission of Matters to a Vote of Security Holders            20

Item 5 -- Other Information                                              20

Item 6.  Exhibits                                                        21

Signatures                                                               22


Part I.  Financial Information

Item 1.  Financial Statements

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                                Balance Sheets

                                    ASSETS
                                    ------
                                                  March 31,
                                                    2009       December 31,
                                                 (unaudited)       2008
                                                -------------  -------------
CURRENT ASSETS
  Cash                                          $     24,431   $     49,688
                                                -------------  -------------
     Total Current Assets                             24,431         49,688
                                                -------------  -------------
PROPERTY AND EQUIPMENT, net                                -              -
                                                -------------  -------------
  Deposits                                                 -         40,435
                                                -------------  -------------
     Total Other Assets                                    -         40,435
                                                -------------  -------------
     TOTAL ASSETS                               $     24,431   $     90,123
                                                =============  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable                              $     57,782   $     69,289
                                                -------------  -------------
     Total Current Liabilities                        57,782         69,289
                                                -------------  -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, 75,000 shares
    issued and outstanding                                75             75
  Common stock, $0.001 par value, 195,000,000
    shares authorized, 18,061,200 and 18,423,100
    shares issued and outstanding, respectively       18,061         18,423
  Additional paid-in capital                       1,671,603      1,671,241
  Deficit accumulated during the exploration
    stage                                         (1,723,090)    (1,668,905)
                                                -------------  -------------
     Total Stockholders' Equity (Deficit)            (33,351)        20,834
                                                -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                 $     24,431   $     90,123
                                                =============  =============

  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                           Statements of Operations
                                 (unaudited)


                                    For the        For the     From Inception
                                  Three Months   Three Months   on April 24,
                                     Ended          Ended       2006 through
                                   March 31,      March 31,      March 31,
                                     2009           2008           2009
                                 -------------  -------------  -------------
REVENUES                         $          -   $          -   $     19,491

OPERATING EXPENSES
  General and administrative           54,185             54      1,740,464
  Depreciation expense                      -            250          2,000
                                 -------------  -------------  -------------
    Total Operating Expenses           54,185            304      1,742,464
                                 -------------  -------------  -------------

LOSS FROM OPERATIONS                  (54,185)          (304)    (1,722,973)
                                 -------------  -------------  -------------

  Income tax (expense) benefit              -              -           (117)
                                 -------------  -------------  -------------
    Total Other Expenses                    -              -           (117)
                                 -------------  -------------  -------------

NET LOSS                         $    (54,185)  $       (304)  $ (1,723,090)
                                 =============  =============  =============

BASIC LOSS PER COMMON SHARE      $      (0.02)  $      (0.00)
                                 =============  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         18,121,517        423,100
                                 =============  =============


  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                      Statements of Stockholders' Equity
                                 (unaudited)

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
         ------ ------ ---------- ------- ---------- ------------ -------------



                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                 Statements of Stockholders' Equity (Continued)
                                 (unaudited)
                                                       Deficit
           Preferred         Common                  Accumulated
             Stock           Stock        Additional During the       Total
         ------------- ------------------  Paid-In   Exploration  Stockholders'
         Shares Amount   Shares   Amount   Capital      Stage         Equity
         ------ ------ ---------- ------- ---------- ------------ -------------
Balance,
December
31, 2006 75,000     75    423,100     423  1,509,241  (1,486,543)       23,196

Net loss
for the
year ended
December
31, 2007      -      -          -       -          -     (15,934)      (15,934)
         ------ ------ ---------- ------- ---------- ------------ -------------

Balance,
December
31, 2007 75,000     75    423,100     423  1,509,241  (1,502,477)        7,262

11/20/08
Shares
issued
for cash
at $0.001
per share     -      - 18,000,000  18,000    162,000           -       180,000

Net loss
for the
year ended
December
31, 2008      -      -          -       -          -    (166,428)     (166,428)
         ------ ------ ---------- ------- ---------- ------------ -------------

Balance,
December
31, 2008 75,000 $   75 18,423,100 $18,423 $1,671,241 $(1,668,905) $     20,834

Shares
cancelled     -      -   (361,900)   (362)       362           -             -

Net loss
for the
three months
ended
March 31,
2009          -      -          -       -          -     (54,185)      (54,185)
         ------ ------ ---------- ------- ---------- ------------ -------------

Balance,
March 31,
2009     75,000 $   75 18,061,200 $18,061 $1,671,603 $(1,723,090) $    (33,351)
         ====== ====== ========== ======= ========== ============ =============

  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                           Statements of Cash Flows
                                 (unaudited)


Statements of Cash Flows

                                    For the        For the     From Inception
                                  Three Months   Three Months   on April 24,
                                     Ended          Ended       2006 through
                                   March 31,      March 31,      March 31,
                                     2009           2008           2009
                                 -------------  -------------  -------------
OPERATING ACTIVITIES
  Net loss                       $    (54,185)  $       (304)  $ (1,723,090)
  Adjustments to Reconcile Net
   Loss to Net Cash Used by
   Operating Activities:
     Depreciation expense                   -            250          2,000
     Beneficial conversion
       feature                              -              -      1,492,500
     Impairment of asset                                   -          5,500
  Changes in operating assets
   and liabilities:
     Changes in accounts payable
       and accrued expenses           (11,507)                       57,782
                                 -------------  -------------  -------------
     Net Cash Used in Operating
     Activities                       (65,692)           (54)      (165,308)
                                 -------------  -------------  -------------

INVESTING ACTIVITIES
  Refund of deposit for purchase
    of property                        40,435              -         40,435
  Deposit for purchase of property          -              -        (40,435)
                                 -------------  -------------  -------------
     Net Cash Used in Investing
     Activities                        40,435              -              -
                                 -------------  -------------  -------------

FINANCING ACTIVITIES
  Common stock issued for cash              -              -        189,739
                                 -------------  -------------  -------------
     Net Cash Provided by
     Financing Activities                   -              -        189,739
                                 -------------  -------------  -------------

NET DECREASE IN CASH                  (25,257)           (54)        24,431

CASH AT BEGINNING OF PERIOD            49,688          1,879              -
                                 -------------  -------------  -------------

CASH AT END OF PERIOD            $     24,431   $      1,825   $     24,431
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

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                           March 31, 2009 and 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                           March 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

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

Recent Accounting Pronouncements
--------------------------------

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


Business Strategy
-----------------

In pursuing our operations strategy, our primary focus will be directed towards the following:

Exploration Activities
----------------------

We intend to conduct exploration and development programs to grow proven reserves, production and cash flow. We participate by acquiring working interests in our projects and we continually review opportunities generated by industry partners

Strategic Acquisitions
----------------------

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


Seasonality
-----------

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


Northern Empire Energy Corp. Funding Requirements
-------------------------------------------------

We do not have sufficient capital to fully develop our business plan. Management anticipates Northern Empire Energy Corp. will require to raise at least $2,000,000. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will not succeed, and we shall be forced to curtail or even cease our operations.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition.

Results of Operations for the quarter ended March 31, 2009
----------------------------------------------------------

During the three months ended March 31, 2009, the Company had a net loss of $(54,185) or $(0.02) per share versus a net loss of $(304) or ($0.00) per share, when the Company was somewhat inactive. For the three months ending March 31, 2009, the Company experienced general and administrative expenses of $54,185, these expenses comprised legal and audit fees.

For the period since inception through December 31, 2008, we generated no income. Since our inception on April 24, 2006 we experienced a net loss of $(1,722,973). The bulk of this loss $(1,490,454) is due to the beneficial conversion feature of the Company's preferred stock. We anticipate our operating expenses will increase as we start to develop oil wells. We anticipate our ongoing operating expenses will also increase since we are a reporting company under the Securities Exchange Act of 1934.


Revenues
--------

During the three month period ended March 31, 2009, the Company generated no revenues. Since inception on February 23, 2007, the Company has generated no revenues.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs and well as building its infrastructure will most likely curtail any significant profits.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(30,866) since its inception on February 23, 2007 through the period ended March 31, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees
----------------------------------------------

As of March 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.


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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the discussion in Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits
                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   02/21/2007
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   02/21/2007
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2           3.3  02/21/2007
           Incorporation
-------------------------------------------------------------------------------
 3.4       Amended Articles of                   8-K            3.4  11/19/2008
           of Incorporation
-------------------------------------------------------------------------------
10.1       Option Agreement dated                8-K           10.2  11/19/2008
           November 17, 2008
-------------------------------------------------------------------------------
31.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Northern Empire Energy Corp.
                                ----------------------------
                                       Registrant

                                By: /s/ Jeffrey Cocks
                                ------------------------------
                                 Name:  Jeffrey Cocks
                                 Title: President/CFO/Director

Dated:  May 5, 2009
        -----------