Form 10-Q
period 2009-06-30
Northern Empire Energy Corp
filed 2009-08-05
CIK 1390533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of August 5, 2009, the registrant's outstanding common stock consisted of 19,661,200 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares authorized and 67,000 preferred issued, 5,000,000 authorized.

                                Table of Contents
                          Northern Empire Energy Corp.
                              Index to Form 10-Q
                  For the Quarterly Period Ended June 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of June 30, 2009 and December 31, 2008               3

   Statements of Income for the three months and six months
     ended June 30, 2009 and 2008                                         4

   Statements of Stockholders' Equity (Deficit)                          5-7

   Statements of Cash Flows for the six months
    ended June 30, 2009 and 2008                                          8

   Notes to Financial Statements                                         9-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      23

Item 4.  Controls and Procedures                                         23

Part II  Other Information

Item 1.  Legal Proceedings                                               26

Item 1A. Risk Factors                                                    26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     26

Item 3 -- Defaults Upon Senior Securities                                26

Item 4 -- Submission of Matters to a Vote of Security Holders            26

Item 5 -- Other Information                                              26

Item 6.  Exhibits                                                        27

Signatures                                                               28


Part I.  Financial Information

Item 1.  Financial Statements

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                                Balance Sheets

                                    ASSETS
                                    ------
                                                  June 30,
                                                    2009       December 31,
                                                 (unaudited)       2008
                                                -------------  -------------
CURRENT ASSETS
  Cash                                          $        210   $     49,688
                                                -------------  -------------
     Total Current Assets                                210         49,688
                                                -------------  -------------
PROPERTY AND EQUIPMENT, net                                -              -
                                                -------------  -------------
  Deposits                                                 -         40,435
                                                -------------  -------------
     Total Other Assets                                    -         40,435
                                                -------------  -------------
     TOTAL ASSETS                               $        210   $     90,123
                                                =============  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable                              $     64,782   $     69,289
                                                -------------  -------------
     Total Current Liabilities                        64,782         69,289
                                                -------------  -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, 67,000 and 75,000 shares
    issued and outstanding, respectively                  67             75
  Common stock, $0.001 par value, 195,000,000
    shares authorized, 19,661,200 and 18,423,100
    shares issued and outstanding, respectively       19,661         18,423
  Additional paid-in capital                       1,670,011      1,671,241
  Deficit accumulated during the exploration
    stage                                         (1,754,311)    (1,668,905)
                                                -------------  -------------
     Total Stockholders' Equity (Deficit)            (64,572)        20,834
                                                -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                 $        210   $     90,123
                                                =============  =============

  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                           Statements of Operations
                                 (unaudited)

                                                                       From
                                                                     Inception
                            For the Three        For the Six         April 24,
                            Months Ended         Months Ended          2006
                       --------------------- ---------------------   Through
                        June 30,   June 30,   June 30,   June 30,    June 30,
                          2009       2008       2009       2008        2009
                       ---------- ---------- ---------- ---------- ------------
REVENUES               $       -  $       -  $       -  $       -  $    19,491

OPERATING EXPENSES

 General and
   administrative         31,221        229     85,406        283    1,771,685
 Depreciation expense          -        250          -        500        2,000
                       ---------- ---------- ---------- ---------- ------------
  Total Operating
    Expenses              31,221        479     85,406        783    1,773,685
                       ---------- ---------- ---------- ---------- ------------

LOSS FROM OPERATIONS     (31,221)      (479)   (85,406)      (783)  (1,754,194)
                       ---------- ---------- ---------- ---------- ------------

  Income tax (expense)
    benefit                    -          -          -          -         (117)
                       ---------- ---------- ---------- ---------- ------------

    Total Other
      Expenses                 -          -          -          -         (117)
                       ---------- ---------- ---------- ---------- ------------

NET LOSS               $ (31,221) $    (479) $ (85,406) $    (783) $(1,754,311)
                       ========== ========== ========== ========== ============

BASIC LOSS PER COMMON
SHARE                  $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                       ========== ========== ========== ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING            18,861,200    423,100 19,261,200    423,100
                       ========== ========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                Statements of Stockholders' Equity (Deficit)


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





                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
            Statements of Stockholders' Equity (Deficit)(Continued)


                                                       Deficit
           Preferred         Common                  Accumulated
             Stock           Stock        Additional During the       Total
         ------------- ------------------  Paid-In   Exploration  Stockholders'
         Shares Amount   Shares   Amount   Capital      Stage         Equity
         ------ ------ ---------- ------- ---------- ------------ -------------
12/31/06
Shares
issued
for cash
at $0.01
per share     -      -     61,200      61      6,059           -         6,120

Net loss
for the
year ended
December
31, 2006      -      -          -       -          -  (1,486,543)   (1,486,543)
         ------ ------ ---------- ------- ---------- ------------ -------------
Balance,
December
31, 2006 75,000     75    423,100     423  1,509,241  (1,486,543)       23,196

Net loss
for the
year ended
December
31, 2007      -      -          -       -          -     (15,934)      (15,934)
         ------ ------ ---------- ------- ---------- ------------ -------------

Balance,
December
31, 2007 75,000     75    423,100     423  1,509,241  (1,502,477)        7,262

11/20/08
Shares
issued
for cash
at $0.001
per share     -      - 18,000,000  18,000    162,000           -       180,000

Net loss
for the
year ended
December
31, 2008      -      -          -       -          -    (166,428)     (166,428)
         ------ ------ ---------- ------- ---------- ------------ -------------



                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
            Statements of Stockholders' Equity (Deficit)(Continued)


                                                       Deficit
           Preferred         Common                  Accumulated
             Stock           Stock        Additional During the       Total
         ------------- ------------------  Paid-In   Exploration  Stockholders'
         Shares Amount   Shares   Amount   Capital      Stage         Equity
         ------ ------ ---------- ------- ---------- ------------ -------------
Balance,
December
31, 2008 75,000 $   75 18,423,100 $18,423 $1,671,241 $(1,668,905) $     20,834

Shares
cancelled
(unaudited)              (361,900)   (362)       362

Conversion
of preferred
stock to
common stock
(un-
audited) (8,000)    (8) 1,600,000   1,600     (1,592)                        -

Net loss
for the
six months
ended
June 30,
2009          -      -          -       -          -     (85,406)      (85,406)
         ------ ------ ---------- ------- ---------- ------------ -------------

Balance,
June 30,
2009     67,000 $   67 19,661,200 $19,661 $1,670,011 $(1,754,311) $    (64,572)
         ====== ====== ========== ======= ========== ============ =============



  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                           Statements of Cash Flows
                                 (unaudited)

                                    For the        For the     From Inception
                                   Six Months    Six Months     on April 24,
                                     Ended          Ended       2006 through
                                   June 30,       June 30,       June 30,
                                     2009           2008           2009
                                 -------------  -------------  -------------
OPERATING ACTIVITIES
  Net loss                       $    (85,406)  $       (783)  $ (1,754,311)
  Adjustments to Reconcile Net
   Loss to Net Cash Used by
   Operating Activities:
     Depreciation expense                   -            500          2,000
     Beneficial conversion
       feature                              -              -      1,492,500
     Impairment of asset                                   -          5,500
  Changes in operating assets
   and liabilities:
     Changes in accounts payable
       and accrued expenses            (4,507)             -         64,782
                                 -------------  -------------  -------------
     Net Cash Used in Operating
     Activities                       (89,913)          (283)      (189,529)
                                 -------------  -------------  -------------

INVESTING ACTIVITIES
  Refund of deposit for purchase
    of property                        40,435              -         40,435
  Deposit for purchase of property          -              -        (40,435)
                                 -------------  -------------  -------------
     Net Cash Used in Investing
     Activities                        40,435              -              -
                                 -------------  -------------  -------------

FINANCING ACTIVITIES
  Common stock issued for cash              -              -        189,739
                                 -------------  -------------  -------------
     Net Cash Provided by
     Financing Activities                   -              -        189,739
                                 -------------  -------------  -------------

NET DECREASE IN CASH                  (49,478)          (283)           210

CASH AT BEGINNING OF PERIOD            49,688          1,879              -
                                 -------------  -------------  -------------

CASH AT END OF PERIOD            $        210   $      1,596   $        210
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

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                     June 30, 2009 and December 31, 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.


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

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                     June 30, 2009 and December 31, 2008

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

Recent Accounting Pronouncements
--------------------------------

In May 2009, the FASB issued FAS 165, "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company's financial condition or results of operation.

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company's results of operations, financial condition or cash flows.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                     June 30, 2009 and December 31, 2008


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - Continued

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R) ". FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company's results of operations, financial condition or cash flows.

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


Northern Empire Energy Corp. Funding Requirements
-------------------------------------------------

We do not have sufficient capital to fully develop our business plan. Management anticipates the Company will need to raise at least $2,000,000. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will not succeed, and we shall be forced to curtail or even cease our operations.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition.

Results of Operations for the quarter ended June 30, 2009
---------------------------------------------------------

During the three months ended June 30, 2009, the Company had a net loss of $(31,221) versus a net loss of $(479) for the same period last year, when the Company was somewhat inactive. For the three months ending June 30, 2009, the Company experienced general and administrative expenses of $31,221. During the six months ended June 30, 2009, the Company had a net loss of $(85,406) versus a net loss of $(783) for the same period last year. For the six months ending June 30, 2009, the Company experienced general and administrative expenses of $85,406.

For the period since inception through June 30, 2009, we generated no income. Since our inception on April 24, 2006 we experienced a net loss of $(1,754,311). The bulk of this loss $(1,486,543) is due to the beneficial conversion feature of the Company's preferred stock. We anticipate our operating expenses will increase as we start to develop oil wells. We anticipate our ongoing operating expenses will also increase since we are a reporting company under the Securities Exchange Act of 1934.


Revenues
--------

During the six month period ended June 30, 2009, the Company generated no revenues. Since inception on April 24, 2006, the Company has generated no revenues.


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

Going Concern
-------------

Going Concern - The Company experienced operating losses since its inception on April 24, 2006 through the period ended June 30, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees
----------------------------------------------

As of June 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. As of June 30, 2009, the company has current assets of $210 and currently liabilities of $64,782. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Notwithstanding, management anticipates the Company will require additional capital of approximately $2,000,000 to further the Company's business plan. Management plans to raise the monies by selling equity in the Company. There can be no assurance that additional capital will be available to the Company.

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

New Accounting Standards
------------------------

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities ? an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning
March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the audit of our financial statements as of December 31, 2008.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the discussion in Item 1, above, under "Liquidity and Capital Resources."


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

Dated:  August 5, 2009
        --------------