Form 10-Q
period 2009-09-30
Northern Empire Energy Corp
filed 2009-11-23
CIK 1390533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2009

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

As of November 23, 2009, the registrant's outstanding common stock consisted of 20,276,547 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares authorized and 67,000 preferred issued, 5,000,000 authorized.


                                Table of Contents
                          Northern Empire Energy Corp.
                              Index to Form 10-Q
                For the Quarterly Period Ended September 30, 2009


                                                                        Page
Part I.  Financial Information

Item 1.  Financial Statements

   Condensed Balance Sheets as of September 30, 2009 and
     December 31, 2008                                                    3

   Condensed Statements of Income for the three months and nine
     months ended September 30, 2009 and 2008                             4

   Condensed Statements of Stockholders' Equity (Deficit)                5-7

   Condensed Statements of Cash Flows for the nine months
    ended September 30, 2009 and 2008                                     8

   Condensed Notes to Financial Statements                               9-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19

Item 4.  Controls and Procedures                                         19

Part II  Other Information

Item 1.  Legal Proceedings                                               21

Item 1A. Risk Factors                                                    21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3 -- Defaults Upon Senior Securities                                21

Item 4 -- Submission of Matters to a Vote of Security Holders            21

Item 5 -- Other Information                                              21

Item 6.  Exhibits                                                        22

Signatures                                                               23


Part I.  Financial Information

Item 1.  Financial Statements

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                           Condensed Balance Sheets

                                                September 30,  December 31,
                                                    2009           2008
                                                 (Unaudited)     (Audited)
                                                -------------  -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $    345,177   $     49,688
                                                -------------  -------------
TOTAL CURRENT ASSETS                                 345,177         49,688
                                                -------------  -------------
PROPERTY AND EQUIPMENT, net
  Deposits                                                 -         40,435
                                                -------------  -------------
TOTAL OTHER ASSETS                                         -         40,435
                                                -------------  -------------

                                                -------------  -------------
TOTAL ASSETS                                    $    345,177   $     90,123
                                                =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                              $     25,757   $     69,289
  Accounts payable - related party                    47,422              -
                                                -------------  -------------
TOTAL CURRENT LIABILITIES                             73,179         69,289
                                                -------------  -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized; 67,000 and 75,000 shares
    issued and outstanding as of 9/30/2009 and
    12/31/2008, respectively                              67             75
  Common stock, $0.001 par value, 195,000,000
    shares authorized; 20,276,547 shares
    outstanding and 19,661,200 shares issued
    as of 9/30/2009 and 18,423,100 issued and
    outstanding as of 12/31/2008                      19,661         18,423
  Stock payable: 615,347 shares                          615              -
  Additional paid-in capital                       2,038,604      1,671,241
  Deficit accumulated during the exploration
    stage                                         (1,796,697)    (1,668,905)
  Accumulated other comprehensive income               9,748              -
                                                -------------  -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 271,998         20,834
                                                -------------  -------------

                                                -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    345,177   $     90,123
                                                =============  =============

  The accompanying notes are an integral part of these condensed financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                      Condensed Statements of Operations

                                                                     April 24,
                                                                       2006
                        Three Months Ended    Nine Months Ended     (inception)
                       --------------------- ---------------------      to
                       Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,    Sept. 30,
                          2009       2008       2009       2008        2009
                       (Unaudited)(Unaudited)(Unaudited)(Unaudited) (Unaudited)
                       ---------- ---------- ---------- ---------- ------------
REVENUES               $       -  $       -  $       -  $       -  $    19,491

OPERATING EXPENSES
 General and
   administrative          8,281      1,554     93,687      1,837    1,779,966
 Professional fees        28,758          -     28,758          -       28,758
 Exploration costs         5,346          -      5,346          -        5,346
 Depreciation                  -        250          -        750        2,000
                       ---------- ---------- ---------- ---------- ------------
  Total Operating
    Expenses              42,386      1,804    127,792      2,587    1,816,071
                       ---------- ---------- ---------- ---------- ------------

LOSS FROM OPERATIONS     (42,386)    (1,804)  (127,792)    (2,587)  (1,796,580)
                       ---------- ---------- ---------- ---------- ------------

OTHER EXPENSES:
  Income tax (expense)
    benefit                    -          -          -          -         (117)
                       ---------- ---------- ---------- ---------- ------------

TOTAL OTHER EXPENSE            -          -          -          -         (117)
                       ---------- ---------- ---------- ---------- ------------

NET LOSS                 (42,386)    (1,804)  (127,792)    (2,587)  (1,796,697)
                       ========== ========== ========== ========== ============

OTHER COMPREHENSIVE
INCOME (LOSS)
  Foreign currency
    translation
    adjustment             9,748          -      9,748          -        9,748
                       ---------- ---------- ---------- ---------- ------------

NET LOSS               $ (32,638) $  (1,804) $(118,044) $  (2,587) $(1,786,949)
                       ========== ========== ========== ========== ============

NET LOSS PER SHARE-
BASIC AND DILUTED          (0.00)     (0.00)     (0.01)     (0.01)
                       ========== ========== ========== ==========

WEIGHTED AVERAGE COMMON
EQUIVALENT SHARES
OUTSTANDING - BASIC
AND DILITED            18,994,971    423,100 19,306,280    423,100
                       ========== ========== ========== ==========

  The accompanying notes are an integral part of these condensed financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                Statements of Stockholders' Equity (Deficit)


                                                                                 Accumulated
                                                                       Deficit      Other
           Preferred         Common                                  Accumulated Comprehesive
             Stock           Stock                        Additional During the     Income      Total
         ------------- ------------------  Shares   Stock  Paid-In   Exploration    Foreign  Stockholders'
         Shares Amount   Shares   Amount  Issuable Payable Capital      Stage     Translation   Equity
         ------ ------ ---------- ------- -------- ------- ---------- ------------ ---------- ------------
Balance,
April 24,
2006          - $    -          - $     -        - $     - $        - $         -  $        - $         -

Shares
issued
for cash
at $0.001
per share     -      -    361,900     362        -       -      3,257           -           -       3,619

Shares
issued
for
equipment
at $0.01
per
share    75,000     75          -       -        -       -      7,425           -           -       7,500

Deemed
interest
from
beneficial
conversion
feature
on preferred
stock         -      -          -       -        -       -  1,492,500           -           -   1,492,500








                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
            Statements of Stockholders' Equity (Deficit)(Continued)


                                                                                 Accumulated
                                                                       Deficit      Other
           Preferred         Common                                  Accumulated Comprehesive
             Stock           Stock                        Additional During the     Income      Total
         ------------- ------------------  Shares   Stock  Paid-In   Exploration    Foreign  Stockholders'
         Shares Amount   Shares   Amount  Issuable Payable Capital      Stage     Translation   Equity
         ------ ------ ---------- ------- -------- ------- ---------- ------------ ---------- ------------
Shares
issued
for cash
at $0.01
per share     -      -     61,200      61        -       -     6,059             -          -       6,120

Net loss
for the
year ended
December
31, 2006      -      -          -       -        -       -         -   (1,486,543)          -  (1,486,543)
         ------ ------ ---------- ------- -------- ------- ---------- ------------ ---------- ------------
Balance,
December
31, 2006 75,000     75    423,100     423        -       -  1,509,241  (1,486,543)          -      23,196

Net loss
for the
year ended
December
31, 2007      -      -          -       -        -       -          -     (15,934)          -     (15,934)
         ------ ------ ---------- ------- -------- ------- ---------- ------------ ---------- ------------

Balance,
December
31, 2007 75,000     75    423,100     423        -        -  1,509,241 (1,502,477)          -       7,262

Shares
issued
for cash
at $0.001
per share     -      - 18,000,000  18,000        -        -    162,000          -           -     180,000

Net loss
for the
year ended
December
31, 2008      -      -          -       -        -       -          -    (166,428)          -    (166,428)
         ------ ------ ---------- ------- -------- ------- ---------- ------------ ---------- ------------







                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
            Statements of Stockholders' Equity (Deficit)(Continued)


                                                                                 Accumulated
                                                                       Deficit      Other
           Preferred         Common                                  Accumulated Comprehesive
             Stock           Stock                        Additional During the     Income      Total
         ------------- ------------------  Shares   Stock  Paid-In   Exploration    Foreign  Stockholders'
         Shares Amount   Shares   Amount  Issuable Payable Capital      Stage     Translation   Equity
         ------ ------ ---------- ------- -------- ------- ---------- ------------ ---------- ------------
Balance,
December
31, 2008 75,000 $   75 18,423,100 $18,423        - $     - $1,671,241 $(1,668,905) $        - $    20,834

Shares
cancelled
(unaudited)   -      -   (361,900)   (362)       -       -        362           -           -           -

Conversion
of preferred
shares into
common stock
(un-
audited) (8,000)    (8) 1,600,000   1,600        -       -     (1,592)          -           -           -

Private
placement
(unaudited)   -      -          -       -  615,347     615    368,593           -           -     369,208

Foreign
currency
translation
adjustment    -      -          -       -        -       -          -           -       9,748       9,748

Net loss
for the
nine months
ended
Sept. 30,
2009
(un-
audited)      -      -         -       -          -      -          -    (127,792)          -    (127,792)
         ------ ------ ---------- ------- -------- ------- ---------- ------------ ---------- ------------
Balance,
Sept. 30,
2009
(un-
audited) 67,000 $   67 19,661,200 $19,661  615,347 $   615 $2,038,604 $(1,796,697) $    9,748 $    271,998
         ====== ====== ========== ======= ======== ======= ========== ============ ========== ============







  The accompanying notes are an integral part of these financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                           Statements of Cash Flows

                                                              April 24, 2006
                                                                   2006
                                  Nine Months    Nine Months    (inception)
                                     Ended          Ended           to
                                   Sept. 30,      Sept. 30,      Sept. 30,
                                     2009           2008           2009
                                  (Unaudited)    (Unaudited)    (Unaudited)
                                 -------------  -------------  -------------
OPERATING ACTIVITIES
  Net loss                       $   (127,792)  $     (2,587)  $ (1,796,697)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
     Depreciation                           -            750          2,000
     Beneficial conversion
       feature                              -              -      1,492,500
     Impairment of asset                                   -          5,500
  Changes in operating assets
   and liabilities:
   Decrease (increase) in:
      Accounts payable
       and accrued expenses             3,890              -         73,179
      Other accrued liabilities
       (deferred taxes)                     -              -              -
                                 -------------  -------------  -------------
Net cash used in operating
 activities                          (123,902)        (1,837)      (223,518)
                                 -------------  -------------  -------------

INVESTING ACTIVITIES
  Refund of deposit for purchase
    of property                             -              -              -
  Deposit for purchase of property     40,435              -              -
                                 -------------  -------------  -------------
     Net Cash Used in Investing
     Activities                        40,435              -              -
                                 -------------  -------------  -------------

FINANCING ACTIVITIES
  Common stock issued for cash        369,208              -        558,947
                                 -------------  -------------  -------------
Net cash provided by
 financing activities                 369,208              -        558,947
                                 -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH       285,741         (1,837)       335,429

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                  9,748              -          9,748

CASH AND CASH EQUIVALENTS,
 Beginning of period                   49,688          1,879              -
                                 -------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of period                   $    345,177   $         42   $    345,177
                                 =============  =============  =============

  The accompanying notes are an integral part of these condensed financial statements.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                 Notes to the Condensed Financial Statements
                   September 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2009, the Company has recognized revenues of $19,491 and has accumulated operating losses of approximately $(1,796,697) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                 Notes to the Condensed Financial Statements
                   September 30, 2009 and December 31, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2009, a company affiliated with an officer of the Company and the officer was owed a total of $47,422 for consulting related fees and various expenses paid on the Company's behalf. The obligations are included in the accompanying financial statements as accounts payable - related party.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Cash Balances

The Company maintains its cash in various financial institutions in both the United States and Canada. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013. Balances maintained in Canada are insured by the Canada Deposit Insurance Corporation for balances up to $100,000 at each bank. As of September 30, 2009, the Company had $245,170 in cash that is greater than the insured amount for CDIC.

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                 Notes to the Condensed Financial Statements
                   September 30, 2009 and December 31, 2008

NOTE 6 - STOCKHOLDER'S EQUITY

As of September 30, 2009 there were 19,661,200 shares of common stock issued and 20,276,547 shares outstanding with 67,000 shares of preferred stock issued and outstanding.

During the nine months ended September 30, 2009, the Company had the following stockholder's equity transactions:

During the nine months ended September 30, 2009, the Company cancelled 361,900 shares that were originally approved for issuance in the year ended December 31, 2006.

Additionally, on February 27, 2009, 8,000 preferred shares of stock were converted into 1,600,000 shares of common stock at a conversion rate of 200 to 1.

In September 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share. As of September 30, 2009, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder's Equity.

NOTE 7 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through November 23, 2009, the date which the financial statements were available to be issued.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement for the fiscal year ended December 31, 2008.

Results of Operations
---------------------

History and Organization
------------------------

The Company was organized April 24, 2006 (Date of Inception) under the laws
of the State of Nevada, as Political Calls, Inc.   The original business plan
of the Company consisted of marketing telephone broadcasting messages for political campaigns. On November 23, 2008, the Board of Directors and the majority vote of the Company's shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to better reflect the Company's new business direction.

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

Results of Operations for the quarter ended September 30, 2009
--------------------------------------------------------------

During the three months ended September 30, 2009, the Company had a net loss of $(42,386) versus a net loss of $(1,804) for the same period last year, when the Company was somewhat inactive. For the three months ending September 30, 2009, the Company experienced general and administrative expenses of $42,386. During the nine months ended September 30, 2009, the Company had a net loss of $(127,792) versus a net loss of $(2,587) for the same period last year. For the nine months ending September 30, 2009, the Company experienced general and administrative expenses of $127,792.

For the period since inception through September 30, 2009, we generated no income. Since our inception on April 24, 2006 we experienced a net loss of $(1,796,697). The bulk of this loss is due to the beneficial conversion feature of the Company's preferred stock. We anticipate our operating expenses will increase as we start to develop oil wells. We also anticipate that our ongoing operating expenses will increase since we are a reporting company under the Securities Exchange Act of 1934.


Revenues
--------

During the nine month period ended September 30, 2009, the Company generated no revenues. Since inception on April 24, 2006, the Company has generated no revenues.


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

Going Concern
-------------

Going Concern - The Company experienced operating losses since its inception on April 24, 2006 through the period ended September 30, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees
----------------------------------------------

As of September 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. As of September 30, 2009, the company has current assets of $345,177 and currently liabilities of $73,179. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Notwithstanding, management anticipates the Company will require additional capital of approximately $2,000,000 to further the Company's business plan. Management plans to raise the monies by selling equity in the Company. There can be no assurance that additional capital will be available to the Company.

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

New Accounting Standards
------------------------

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Northern Empire Energy Corp. is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, Northern Empire Energy Corp. has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

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


(b)  Management's Remediation Initiatives
-----------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.


(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

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


Item 5 -- Other Information

None.

Item 6 -- Exhibits


                                                 Incorporated by reference
                                                 -------------------------


                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   02/21/2007
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   02/21/2007
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2           3.3  02/21/2007
           Incorporation
-------------------------------------------------------------------------------
 3.4       Amended Articles of                   8-K            3.4  11/19/2008
           of Incorporation
-------------------------------------------------------------------------------
10.1       Option Agreement dated                8-K           10.2  11/19/2008
           November 23, 2008
-------------------------------------------------------------------------------
31.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

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


Dated:  November 23, 2009
        -----------------