Form 10-K
period 2009-12-31
Northern Empire Energy Corp
filed 2010-04-15
CIK 1390533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2009

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

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant as of November 18, 2009, was approximately $1,130,886, based on $0.40, the price at which the registrant's common stock was last sold on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of April 14, 2010:
20,827,216 shares common stock, par value $0.001.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       19

ITEM 3.  LEGAL PROCEEDINGS                                                19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              19

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS        20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          21
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 28
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                          28

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           30

ITEM 11. EXECUTIVE COMPENSATION                                           32

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 35
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   37
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           37

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          39

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


Business Strategy
-----------------

In pursuing our operations strategy, our primary focus will be directed towards the following:

Exploration Activities.

We intend to conduct exploration and development programs to grow proven reserves, production and cash flow. We participate by acquiring working interests in our projects and we continually review opportunities generated by industry partners.

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


Our Exploration Property
------------------------

On December 16, 2009 the Company entered into a "Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" with Angels Exploration Fund, Inc., an Alberta Corporation.

Northern Empire Energy Corp. agreed to purchase from Angels Exploration Fund Inc. certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $469,400. ($500,000.00 Canadian Dollars).

On January 27, 2010, the Company announced it has acquired 100% of the Petroleum and Natural Gas lease rights on nine sections in the Redwater Region, north-east of Edmonton Alberta, Canada.

The Waskatenau Prospect consists of 9 sections (5760 acres) located 15 miles North East of the giant Redwater Oil Field. Several (12) Geophysical targets have been identified throughout the Wasatenau Prospect, the Company's 2010 Exploration Program plans to define and prioritze these targets.

The Redwater Atoll Reef is classified as one of the major petroleum fields in the world, of Leduc age and a prolific oil reservoir. In excess of 700 million barrels of oil have been produced from the Redwater oil field to date.

Separately, after completing a detailed geological, geophysical and seismic review, including current project economics, the Company has decided it is not in its best interests to proceed with its option to earn a 45% interest in the Turin Prospect.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
---------------------------------------------------------------------

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


Research and Development Activities and Costs
---------------------------------------------

We did not incur any research and development cost during the calendar year ending December 31, 2009.

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

We did not incur any material costs relating to our compliance with federal, state, provincial or local laws during the year ended December 31, 2009.


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

Item 1A. Risk Factors.


                      RISK FACTORS RELATING TO OUR COMPANY
                      ------------------------------------

1. SINCE WE ARE A DEVELOPMENT COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on February 23, 2007. Since our inception, we realized $19,491 in revenues and lost $(2,237,991). We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing added revenues or in achieving or sustaining positive cash flows. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this distribution.


2. WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has prepared financial statements for the year-end December 31, 2009 reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

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


4. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

As of December 31, 2009, the Company had $35,855 in working cash and equivalents. The Company plans to hire outside contractors to begin drilling for oil on its leased property in Alberta, Canada. These plans will require additional capital. The Company needs to raise at least $2,000,000 in order to implement its business plan. The Company does not have enough funds to even partially implement its business plan. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations.

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

13. OUR PRINCIPAL OFFICER/DIRECTOR OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our principal officer/director, in the aggregate, beneficially owns 18,000,000 common shares in the Company and has the right to vote approximately 86.4% of our outstanding common stock. As a result, this stockholder will have the ability to control matters submitted to our stockholders for approval including:

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

Since the Company has been cleared for trading, through April 14, 2010, there have been limited trades of the Company's stock. The last trade on the stock took place on November 18, 2009 at $0.40. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of April 14, 2010, there were approximately fifty-three (53) holders of record of our Common Stock and 18,423,100 shares outstanding.

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


(e) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities
---------------------------------------

On September 11, 2009, the Company closed a private placement offering for total gross proceeds representing $369,208 USD for 615,347 unregistered and restricted common shares of the Company's stock to one Canadian investor. The principal amount of each Unit of this offering includes a Unit which consists of one common share of Northern Empire Energy Corp. (a "Common Share") at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

On December 18, 2009, Northern Empire Energy Corp. the closing a private placement offering for total gross proceeds representing $159,609 USD for 266,016 unregistered and restricted common shares of the Company's stock to one Canadian investor. The principal amount of each Unit of this offering includes a Unit which consists of one common share of Northern Empire Energy Corp. (a "Common Share") at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

The Company relied upon Regulation S of the Securities Act of 1933, as amended, to non US citizens or residents. The Offering was not offered to or sold in the United States or to any United States persons outside of the United States. The securities that were offered and sold were not and have not been registered under the Securities Act of 1933 and have not been offered or sold in the United States absent registration or an applicable exemption from registration requirements of the United States. The Company took special measures to assure that the securities were not sold in the United States to comply with these requirements.


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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview of Current Operations
------------------------------

On December 16, 2009 the Company entered into a "Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" with Angels Exploration Fund, Inc., an Alberta Corporation.

Northern Empire Energy Corp. agreed to purchase from Angels Exploration Fund Inc. certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $469,400. ($500,000.00 Canadian Dollars).

On January 27, 2010, the Company announced it has acquired 100% of the Petroleum and Natural Gas lease rights on nine sections in the Redwater Region, north-east of Edmonton Alberta, Canada.

The Waskatenau Prospect consists of 9 sections (5760 acres) located 15 miles North East of the giant Redwater Oil Field. Several (12) Geophysical targets have been identified throughout the Wasatenau Prospect, the Company's 2010 Exploration Program plans to define and prioritze these targets.

The Redwater Atoll Reef is classified as one of the major petroleum fields in the world, of Leduc age and a prolific oil reservoir. In excess of 700 million barrels of oil have been produced from the Redwater oil field to date.

Separately, after completing a detailed geological, geophysical and seismic review, including current project economics, the Company has decided it is not in its best interests to proceed with its option to earn a 45% interest in the Turin Prospect.

Results of Operations for the year ended December 31, 2009
----------------------------------------------------------

We earned $19,491 revenues since our inception on April 24, 2006 through December 31, 2009. We do not anticipate earning any significant revenues until such time as we can start producing oil revenues. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing revenues from any future oil well properties.

For the period since inception through December 31, 2009, we generated no income. Since our inception on April 24, 2006 we experienced a net loss of $(2,237,991). The bulk of this loss $(1,490,454) is due to the beneficial conversion feature of the Company's preferred stock. For the year ending December 31, 2009, we lost $(641,192) or $(0.03) per share versus a loss of $(94,322) or $(0.04) per share for the same period last year. The bulk of loss $(471,523) for the year ending December 31, 2009 was from the impairment of oil and gas rights on the Turin project, which we abandoned. We anticipate our operating expenses will increase as we start to develop oil wells. We anticipate our ongoing operating expenses will also increase since we are a reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We generated no revenues for the fiscal year ending December 31, 2009. We do not anticipate generating any revenues for at least 12-24 months.


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

Significant changes in the number of employees
-----------------------------------------------

As of December 31, 2009, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2009 reflects cash and current assets of $35,855 and current liabilities of $96,225. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Management believes it has sufficient funds to remain operational for the next twelve months.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
Northern Empire Energy Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008 and since inception on April 24, 2006 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008 and since inception on April 24, 2006 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $2,237,991, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    April 14, 2010

                50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888)727-8251 Fax: (888)782-2351

                        NORTHERN EMPIRE ENERGY CORP.
                       (An Exploration Stage Company)
                               Balance Sheets

                                                      as of         as of
                                                   December 31,  December 31,
                                                       2009          2008
                                                    (Audited)     (Audited)
                                                   ------------  ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $    35,855   $    45,458
                                                   ------------  ------------
TOTAL CURRENT ASSETS                                    35,855        45,458
                                                   ------------  ------------

PROPERTY AND EQUIPMENT, net
  Deposits                                                   -        40,920
  Oil and gas properties                                     1             -
                                                   ------------  ------------
TOTAL OTHER ASSETS                                           1        40,920
                                                   ------------  ------------

TOTAL ASSETS                                       $    35,856   $    86,378
                                                   ============  ============

LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                 $    19,969   $    11,878
  Accounts payable - related party                      76,256        36,824
                                                   ------------  ------------
TOTAL CURRENT LIABILITIES                               96,225        48,702
                                                   ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $0.001 par value, 5,000,000
    shares authorized, 62,500 shares issued
    and outstanding                                         63            75
  Common stock: $0.001 par value; 195,000,000
    shares authorized; 20,827,216 shares issued
    and outstanding as of December 31, 2009 and
    18,061,200 issued and outstanding as of
    December 3, 2008                                    20,827        18,061
  Stock payable; 615,347 shares                            615             -
  Additional paid-in capital                         2,144,427     1,616,853
  Deficit accumulated during exploration stage      (2,237,991)   (1,596,799)
  Accumulated other comprehensive income                11,690          (514)
                                                   ------------  ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (60,369)       37,676
                                                   ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                  $    35,856   $    86,378
                                                   ============  ============

  The accompanying notes are an integral part of these condensed financial statements

                        NORTHERN EMPIRE ENERGY CORP.
                       (An Exploration Stage Company)
                          Statements of Operations

                                                              April 24, 2006
                                  Year Ended     Year Ended   (inception ) to
                                 December 31,   December 31,   December 31,
                                     2009           2008           2009
                                 -------------  -------------  -------------
REVENUES                         $          -   $          -   $     19,491

OPERATING EXPENSES
 General and administrative           130,690         62,244      1,714,902
 Professional fees                     26,663         32,833         59,496
                                 -------------  -------------  -------------
TOTAL OPERATING EXPENSES              157,353         95,077      1,774,398
                                 -------------  -------------  -------------

LOSS FROM OPERATIONS                 (157,353)       (95,077)    (1,754,907)
                                 -------------  -------------  -------------

OTHER EXPENSES:
 Foreign currency transaction
  gain (loss)                         (12,317)           755        (11,562)
 Loss on impairment of oil
  and gas rights                     (471,523)             -       (471,523)
                                 -------------  -------------  -------------
TOTAL OTHER EXPENSE                  (483,840)           755       (483,085)
                                 -------------  -------------  -------------

NET LOSS                             (641,192)       (94,322)    (2,237,991)
                                 -------------  -------------  -------------

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation
  adjustment                           12,203           (514)        11,690
                                 -------------  -------------  -------------

COMPREHENSIVE LOSS               $   (628,989)  $    (94,835)  $ (2,226,302)
                                 =============  =============  =============

NET LOSS PER SHARE - BASIC       $      (0.03)  $      (0.04)
                                 =============  =============

WEIGHTED AVERAGE COMMON
 EQUIVALENT SHARES OUTSTANDING-
 BASIC AND DILUTED                 19,794,830      2,549,337
                                 =============  =============

  The accompanying notes are an integral part of these condensed financial statements

                        NORTHERN EMPIRE ENERGY CORP.
                       (An Exploration Stage Company)
                 Statement of Stockholders' Equity (Deficit)

                                                                       Deficit                 Total
                                                                     Accumulated Accumulated   Stock
         Stock         Common Stock        Common  Stock Additional  During the    Other       holders'
    -------------- ----------------------  Stock   Pay-   Paid-In    Exploration Comprehensive Equity
     Shares  Amount   Shares      Amount  Issuable able   Capital       Stage      Income     (Deficit)
    -------- ----- ------------ --------- -------- ---- ------------ ------------ --------- ----------
Balance,
April 24,
2006      -  $  -            -  $      -  $     -    -  $         -  $         -  $      -  $       -

Shares
issued
for cash
at $0.001
per
share     -     -      361,900       362        -    -        3,257            -         -      3,619

Shares
issued
for equipment
at $0.01
per
share
     75,000    75            -         -        -    -        7,425            -         -      7,500

Deemed
interest
from
beneficial
conversion
feature on
preferred
stock     -     -            -         -        -    -    1,492,500            -         -  1,492,500

Shares
issued
for cash
at $0.01
per
share     -     -       61,200        61        -    -        6,059            -         -      6,120

Net loss
for the
year
ended
December 31,
2006      -     -            -         -        -    -            -   (1,486,543)        - (1,486,543)
    -------- ----- ------------ --------- -------- ---- ------------ ------------ --------- ----------

Balance,
December 31,
2006
     75,000    75      423,100       423        -    -    1,509,241   (1,486,543)        -     23,196

Net loss
for the
year
ended
December 31,
2007      -     -            -         -        -    -            -      (15,934)        -    (15,934)
    -------- ----- ------------ --------- -------- ---- ------------ ------------ --------- ----------

Balance,
December 31,
2007
     75,000    75      423,100       423        -    -    1,509,241   (1,502,477)        -      7,262

Shares
issued
for cash
at $0.001
per
share     -     -   18,000,000    18,000        -    -      162,000            -         -    180,000

Shares
cancelled
from prior
officer
for cash
and assets
of the
Company   -     -     (361,900)     (362)                   (54,388)                          (54,750)

Foreign
currency
translation
adjust-
ment      -     -            -         -        -    -            -            -      (514)      (514)

Net loss
for the
year
ended
December 31,
2008      -     -            -         -        -    -            -      (94,322)        -    (94,322)
    -------- ----- ------------ --------- -------- ---- ------------ ------------ --------- ----------

Balance,
December 31,
2007
     75,000    75   18,061,200    18,061        -    -    1,616,853   (1,596,799)     (514)    37,677

Contributed
capital
from
officer   -     -            -         -        -    -        1,425                             1,425

Conversion
of preferred
shares
into
common
stock
     (8,000)   (8)   1,600,000     1,600        -    -       (1,592)           -         -          -

Private
Placement -     -                          615,347 615      368,593            -         -    369,208

Private
Placement              266,016       266                    160,044            -         -    160,310

Conversion
of preferred
shares
into
common
stock
     (4,500)   (5)     900,000       900                       (896)                                -

Foreign
currency
translation
adjust-
ment      -     -            -         -        -    -            -            -    12,203     12,203

Net loss
for the
year
ended
December 31,
2008      -     -            -         -        -    -            -     (641,192)        -   (641,192)
    -------- ----- ------------ --------- -------- ---- ------------ ------------ --------- ----------

Balance,
December 31,
2007
     62,500    63   20,827,216    20,827  615,347  615    2,144,427   (2,237,991)   11,690    (60,369)
    ======== ===== ============ ========= ======== ==== ============ ============ ========= ==========

  The accompanying notes are an integral part of these financial statements.

                        NORTHERN EMPIRE ENERGY CORP.
                       (An Exploration Stage Company)
                          Statements of Cash Flows

                                                              April 24, 2006
                                  Year Ended     Year Ended   (inception ) to
                                 December 31,   December 31,   December 31,
                                     2009           2008           2009
                                 -------------  -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                        $   (641,192)  $    (94,322)  $ (2,237,991)
 Adjustment to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation                                          750          2,750
   Beneficial conversion feature            -              -      1,492,500
   Impairment of asset                471,523              -        471,523
 Changes in operating assets and
  liabilities:
  Increase in:
   Accounts payable and
    accrued expenses                   47,523         48,126         96,225
                                 -------------  -------------  -------------
Net cash used in operating
 activities                          (122,146)       (45,446)      (174,993)
                                 -------------  -------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES:
 Cash paid for prior ownership              -        (50,000)       (50,000)
 Deposits for purchase of oil
  and gas properties                 (431,089)       (40,435)      (471,524)
                                 -------------  -------------  -------------
Net cash used in investing
 activities                          (431,089)       (90,435)      (521,524)
                                 -------------  -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
 Contributed capital from officer       1,425              -          1,425
 Common stock issued for cash         529,518        180,000        719,257
                                 -------------  -------------  -------------
Net cash provided by financing
 activities                           530,943        180,000        720,682
                                 -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH       (22,291)        44,119         24,165

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                 12,203           (514)        11,690

CASH AND CASH EQUIVALENTS,
Beginning of period                    45,485          1,879              -
                                 -------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
End of period                    $     35,396   $     45,485   $     35,855
                                 =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
 Non-cash investing and
  financing transactions:
    Purchase of equipment with
     shares of common stock      $          -   $          -   $          -
                                 =============  =============  =============

  The accompanying notes are an integral part of these condensed financial statements

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 1 - BUSINESS AND ORGANIZATION

Northern Empire Energy Corporation (The Company) was organized on April 24, 2006, under the laws of the State of Nevada. The Company is engaged in the acquisition with the intent to develop mineral properties. Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification ("ASC") Topic 915-10 ("ASC 915-10"), "Development Stage Entities," the Company is classified as an exploration stage company.


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2009, the Company has accumulated operating losses of approximately $2,237,899 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met:
1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

Advertising
-----------

Advertising is expensed when incurred. There has been no advertising during the period.

Income taxes
------------

The Company accounts for its income taxes in accordance with FASB ASC Topic 740-10, "Income Taxes", which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share
-------------------------

FASB ASC Topic 260-10, "Earnings per Share", requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti- dilutive effect on diluted earnings per share are excluded from the calculation.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties
----------------------

The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company currently operates solely in the U.S.

Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves, as determined by independent consultants, with oil and gas being converted to a common unit of measure based on their relative energy content.

The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in recoverable value. If a reduction in recoverable value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (Continued)
----------------------------------

The Company applies a ceiling test to capitalized costs which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the estimated future net revenues from production of proven reserves at year end at market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

Fixed Assets
------------

Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

Stock-Based Compensation
------------------------

The Company has adopted FASB ASC Topic 718-10, "Compensation- Stock Compensation" ("ASC 718-10") which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate. There is no established trading market for our stock.

Financial instruments
---------------------

The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 4 -RECLASSIFICATIONS AND RESTATEMENTS

Reclassifications

Certain reclassifications to conform to the presentations used in fiscal 2009 have been made in prior year's consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

Liabilities: Related party liabilities in the amount of $36,368 were reclassified as accounts payable - related party on the balance sheet.

Statements of Operations: Expenses in the amount of $32,833 were reclassified from General and administrative expenses to Professional fees for the period. In addition, other general and administrative expenses in the amount of $755 were reclassified and as foreign currency gains

Restatements:

Certain restatements to correct errors have been made in prior year's financial statements and are discussed below:

Assets: The 2008 balance sheet has been restated to correct an overstatement in amounts held in an escrow account for the Company. There was a total decrease of $4,230 in cash and cash equivalents and a net increase in expenses of the same amount. The property and equipment deposit was restated to the translated amount using the year end balance, resulting in an increase to the deposit of $485 and a corresponding increase to accumulated other comprehensive income.

Liabilities and Stockholders' Equity: Accounts payable has been restated to correct an overstatement of liabilities due to a duplicate transaction in the amount of $20,893, and general and administrative expenses were also decreased by that amount. Accumulated other comprehensive income (loss) was understated for the period in the amount of $514 and adjusted accordingly. Additionally, shares repurchased and subsequently cancelled as part of an agreement with a former officer, have been restated. The shares were canceled in 2008, instead of 2009, resulting in a decrease in common stock of $362, a decrease in additional paid in capital of $54,388. Accounts payable were additionally restated to the translated amount at year end, resulting in an increase in accounts payable of $459, and a corresponding decrease in accumulated other comprehensive income.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 4 -RECLASSIFICATIONS AND RESTATEMENTS (Continued)

Statements of Operations: As noted above, an overstatement of liabilities resulted in a decrease in general and administrative expenses in the amount of $20,893. A correction of an accounting error resulted in an overstatement in General and administrative expenses of $75,975 and an understatement of an additional approximately $23,000 being restated as well. Additionally, foreign currency gains (losses) were increased by $1,873.

The effects of these restatements and reclassifications on the Company's previously issued December 31, 2008 balance sheet and statement of operations are summarized as follows:

                        Previously Reported                    Restated
                               as of                             as of
                         December 31, 2008                 December 31, 2008
                             (Audited)        Net Change       (Audited)
                        ----------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash
    equivalents         $          49,688   $     (4,230)  $         45,458
                        ----------------------------------------------------
TOTAL CURRENT ASSETS               49,688         (4,230)            45,458
                        ----------------------------------------------------

PROPERTY AND
  EQUIPMENT, net
    Deposits                       40,435            485             40,920
                        ----------------------------------------------------
TOTAL OTHER ASSETS                 40,435            485             40,920
                        ----------------------------------------------------

TOTAL ASSETS            $          90,123   $     (3,745)  $         86,378
                        ====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable      $          69,289   $    (57,411)  $         11,878
  Accounts payable-
    related party                                 36,824             36,824
                        ----------------------------------------------------
TOTAL CURRENT LIABILITIES          69,289        (20,587)            48,702
                        ----------------------------------------------------

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 4 -RECLASSIFICATIONS AND RESTATEMENTS (Continued)

STOCKHOLDERS'S EQUITY (DEFICIT)
  Preferred stock                      75              -                 75
  Common stock                     18,423           (362)            18,061
  Additional paid-in capital    1,671,241        (54,388)         1,616,853
  Deficit accumulated
   during exploration
   stage                       (1,668,905)        72,106         (1,596,799)
  Accumulated other
   comprehensive income                 -           (514)              (514)
                        ----------------------------------------------------
TOTAL STOCKHOLDERS'
 EQUITY (DEFICIT)                  20,834         16,842             37,676
                        ----------------------------------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY
 (DEFICIT)              $          90,123   $     (3,745)  $         86,378
                        ====================================================

                        Previously Reported                    Restated
                               as of                             as of
                         December 31, 2008                 December 31, 2008
                             (Audited)        Net Change       (Audited)
                        ----------------------------------------------------
REVENUES                $               -   $          -   $              -

OPERATING EXPENSES
 General and administrative       166,428       (104,184)            62,244
 Professional fees                      -         32,833             32,833
                        ----------------------------------------------------
TOTAL OPERATING EXPENSES          166,428        (71,351)            95,077
                        ----------------------------------------------------

LOSS FROM OPERATIONS             (166,428)        71,351            (95,077)
                        ----------------------------------------------------

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 4 -RECLASSIFICATIONS AND RESTATEMENTS (Continued)

OTHER EXPENSES:
 Foreign currency
  transaction gain
  (loss)                                -            755                755
 Loss on impairment of
  oil and gas rights                    -              -                  -
                        ----------------------------------------------------
TOTAL OTHER EXPENSE                     -            755                755
                        ----------------------------------------------------

NET LOSS                         (166,428)        72,106            (94,322)
                        ----------------------------------------------------

OTHER COMPREHENSIVE
 INCOME (LOSS)
  Foreign currency
   translation adjustment               -           (514)              (514)
                        ----------------------------------------------------

COMPREHENSIVE LOSS      $        (166,428)  $     71,592   $        (94,836)
                        ====================================================

NET LOSS PER SHARE-
 BASIC                  $           (0.06)                 $          (0.04)
                        ====================================================

WEIGHTED AVERAGE COMMON
EQUIVALENT
  SHARES OUTSTANDING-
  BASIC AND DILUTED             2,673,100                         2,549,337
                        ====================================================

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2009 and December 31, 2008, a company affiliated with an officer of the Company and the officer was owed a total of $76,256 and $36,824, respectively, for consulting related fees and various expenses paid on the Company's behalf. The unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable - related party.

On December 16, 2009, the Company entered into a purchase of petroleum and natural gas rights on nine sections of land in central Alberta, Canada. In the purchase and sale agreement both the buyer and the seller share the same address.

The seller is not a related party to Northern Empire Energy Corp. as defined in the ASC. Due to the Company's minimal financial position, the Company is occasionally utilizing office space leased by the seller, at no charge. The principals of the buyer and seller are long time associates but they are not affiliates. Neither can "significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests."


NOTE 6 - CONCENTRATION OF CREDIT RISK

Cash Balances
-------------

The Company maintains its cash in various financial institutions in both the United States and Canada. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013. Balances maintained in Canada are insured by the Canada Deposit Insurance Corporation for balances up to $100,000 at each bank. As of December 31, 2009, the Company did not have any cash balances that were greater than the insured amount for both the FDIC and CDIC.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 7 - OIL AND GAS PROPERTIES

On December 16, 2009, the Company entered into a "Formal option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" with Angels Exploration Fund, Inc., and Alberta Corporation. The Company agreed to purchase certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000 Canadian Dollars). The properties are not producing as of December 31, 2009 and have not yet been amortized on the balance sheet. As a part of the agreements, the Company has a minimum lease rental fee obligation of $8,064 per year for 5 years, starting December 18, 2009 an ending December 18, 2014.

The Company believes the property is located in a merited geological setting with complete infrastructures, pipelines within the area. The Company needs to be successful in raising additional capital in order to conduct exploration and drill wells on the property, until this happens we have no way of projecting cash flows without a test well. Therefore the property will be written down/impaired to $1, and a loss has been recognized in the financial statements in the amount of $471,523.


NOTE 8 - STOCKHOLDER'S EQUITY

As of December 31, 2009 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock payable, and 67,000 shares of preferred stock issued and outstanding.

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

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 8 - STOCKHOLDER'S EQUITY (Continued)

On November 17, 2008, the Company issued 18,000,000 shares of its par value $0.001 common stock for $180,000 in cash to the CEO of the Company.

On January 30, 2008, the Company initiated a ten-for-one reverse stock split for its issued and outstanding common and preferred stock. This reverse stock split had no effect on the authorized number of common shares or preferred shares, and did not affect the par value of the stock. The financial statements reflect the reverse stock split on a retroactive basis.

On November 17, 2008, David Gallagher, a former officer and director of the Company, returned his 361,900 restricted shares of common stock to the corporate treasury in exchange for $50,000 and the Company's specialized phone equipment with a book value of $4,750. The shares were then canceled by the Company's transfer agent.

On February 27, 2009, 8,000 preferred shares of stock were converted into 1,600,000 shares of common stock at a conversion rate of 200 to 1.

In September 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of December 31, 2009, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder's Equity. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

In October 2009, 4,500 preferred shares of stock were converted into 900,000 shares of common stock at a conversion rate of 200 to 1.

In December 2009, the Company conducted a private placement of 266,016 shares of common stock at $0.60 per share for a total of $160,310. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2009 the Financial Accounting Standards Board (FASB) issued FASB ASC 855-10, "Subsequent Events". FASB ASC 855-10 should not result in significant changes in the subsequent events that an entity reports. Rather, FASB ASC 855-10 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification(tm) (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the SEC. The Codification became effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification when referring to GAAP for the fiscal period ending September 30, 2009. The adoption of the Codification did not have an impact on the Company's financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-02, "Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary". This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting pronouncements and deemed that they were immaterial.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 10 - SUBSEQUENT EVENTS

On January 27, 2010, Northern Empire Energy Corp. issued a press release to announce it has acquired 100% of the Petroleum and Natural Gas lease rights on nine sections in the Redwater Region, north-east of Edmonton Alberta, Canada.

The Company has evaluated subsequent events through April 14, 2010, the date which the financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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


Name                Age                 Position                Appointed
-------------       ---                 ------------------------------------
Jeffrey Cocks       46                  Chairman & CEO        Nov. 17, 2008
Peter Forrest       68                  Director              Nov. 17, 2008
----------------------------------------------------------------------------


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


Item 11. Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended December 31, 2009 for our Chief Executive Officer, who was appointed on November 17, 2008. We did not have any executive officers as of the year end of December 31, 2009 who received any compensation.

Compensation
------------

As a result of the Company's current limited available cash, no officer or director received any salary since April 24, 2006 (inception) of the company through the fiscal year ending December 31, 2009. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Dec. 31  ($)    ($)     ($)      ($)      ($)
------------------------------------------------------------------------------
Jeffrey Cocks      CEO/Dir   2009    -0-    -0-      -0-     -0-        -0-
                             2008    -0-    -0-      -0-     -0-        -0-

Peter Forrest      Dir.      2009    -0-    -0-      -0-     -0-        -0-
                             2008    -0-    -0-      -0-     -0-        -0-




We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.



Stock Option Grants
-------------------

We did not have any outstanding stock options granted as of December 31, 2009.


Outstanding Equity Awards at Fiscal Year-Ending December 31, 2009
-----------------------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2009.

Option Exercises for Fiscal Year-Ending December 31, 2009
---------------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending December 31, 2009.

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

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending December 31, 2009 or December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 14, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 18,423,100 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 14, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Northern Empire Energy Corp. common stock.


                                                         Amount
Title     Name and Address                               of shares    Percent
of        of Beneficial                                  held by       of
Class     Owner of Shares                Position        Owner        Class(1)
------------------------------------------------------------------------------

Common     Jeffrey Cocks (2)             Chairman/CEO    18,000,000     86.4%
Common     Peter Forrest (3)             Director                 0      0.0%
------------------------------------------------------------------------------
Totals:                                                  18,000,000     86.4%%

All Executive Officers, Directors
as a Group  (2 persons)                                  18,000,000     86.4%%
------------------------------------------------------------------------------

(1) The percentages listed in the percent of class column are based upon 20,827,216 issued and outstanding shares of Common Stock.
(2)  Jeffrey Cocks, 118 8th Ave. NW, Calgary, Alberta  T2M 0A4, Canada.
(3)  Peter Forrest, 118 8th Ave. NW, Calgary, Alberta  T2M 0A4, Canada.

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

Through a Board Resolution, it was resolved that we shall not call nor redeem our Series A non-voting Callable and Convertible Preferred shares. The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share owned for two hundred common shares, at their
sole discretion.   During the year-ended December 31, 2009, the preferred
shareholders converted 12,500 preferred shares. As of December 31, 2009, 62,500 preferred shares remained issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's President has contributed office space for our use. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses.

Through a Board Resolution, the Company hired the professional services of Seale and Beers, CPAs, to perform audited financials for the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.


Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending December 31, 2009. Aggregate fees billed to us for the years ended December 31, 2009 and 2008 are as follows:


                                                         For the Years Ended
                                                             December 31,
                                                         -------------------
                                                            2009      2008
                                                         -------------------
(1) Audit Fees(1)                                          $16,000   $4,500
(2) Audit-Related Fees                                     $16,000   $4,500
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our President pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our director(s) then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending December 31, 2009, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Changes in Stockholders' Equity                         F-4
Statements of Cash Flows                                              F-5
Notes to Financials                                                   F-6


(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   02/21/2007
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   02/21/2007
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2           3.3  02/21/2007
           Incorporation
-------------------------------------------------------------------------------
 3.4       Amended Articles of                   8-K            3.4  11/19/2008
           of Incorporation
-------------------------------------------------------------------------------
10.1       Option Agreement dated                8-K           10.2  11/19/2008
           November 17, 2008
-------------------------------------------------------------------------------
10.2       Option Sale Agreement of              8-K           10.2  12/18/2009
           Petroleum and Natural Gas
           Rights, dated Dec. 16, 2009
-------------------------------------------------------------------------------
23.1       Consent Letter from Seale     X
           and Beers, CPAs
-------------------------------------------------------------------------------
31.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

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

Date:  April 14, 2010
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Jeffrey Cocks
    ---------------------------
        Jeffrey Cocks
        Chief Executive Officer
        Chairman of the Board


Date:  April 14, 2010
       --------------