Form 10-Q
period 2010-03-31
Northern Empire Energy Corp
filed 2010-05-18
CIK 1390533

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

                For the quarterly period ended March 31, 2010

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


                                Table of Contents
                          Northern Empire Energy Corp.
                              Index to Form 10-Q
                 For the Quarterly Period Ended March 31, 2010


                                                                        Page
Part I.  Financial Information

Item 1.  Financial Statements

   Balance Sheets as of March 31, 2010 and December 31, 2009              3

   Statements of Income for the three months
     months ended March 31, 2010 and 2009                                 4

   Statements of Stockholders' Equity (Deficit)                           5

   Statements of Cash Flows for the three months
    ended March 31, 2010 and 2009                                         6

   Notes to Financial Statements                                         7-16

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      26

Item 4T.  Controls and Procedures                                        26

Part II  Other Information

Item 1.  Legal Proceedings                                               28

Item 1A. Risk Factors                                                    28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     28

Item 3 -- Defaults Upon Senior Securities                                28

Item 4 -- Submission of Matters to a Vote of Security Holders            28

Item 5 -- Other Information                                              28

Item 6.  Exhibits                                                        29

Signatures                                                               30


Part I.  Financial Information

Item 1.  Financial Statements

                         NORTHERN EMPIRE ENERGY CORP.
                        (An Exploration Stage Company)
                                Balance Sheets

                                                    as of          as of
                                                  March 31,    December 31,
                                                    2009           2008
                                                 (Unaudited)     (Audited)
                                                -------------  -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $      9,362   $     35,855
                                                -------------  -------------
TOTAL CURRENT ASSETS                                   9,362         35,855
                                                -------------  -------------
PROPERTY AND EQUIPMENT, net
  Deposits                                                 -              -
  Oil and gas properties                                   1              1
                                                -------------  -------------
TOTAL OTHER ASSETS                                         1              1
                                                -------------  -------------

                                                -------------  -------------
TOTAL ASSETS                                    $      9,363   $     35,856
                                                =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                              $     25,180   $     19,969
  Accounts payable - related party                    93,243         76,256
                                                -------------  -------------
TOTAL CURRENT LIABILITIES                            118,423         96,225
                                                -------------  -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized; 62,500 and 62,500 shares
    issued and outstanding as of 3/31/10 and
    12/31/09, respectively                                63             63
  Common stock, $0.001 par value, 195,000,000
    shares authorized; 20,827,216 and
    20,827,216 shares issued and outstanding
    as of 3/31/10 and 12/31/09, respectively          20,827         20,827
  Stock payable: 615,347 shares                          615            615
  Additional paid-in capital                       2,144,427      2,144,427
  Deficit accumulated during the exploration
    stage                                         (2,283,178)    (2,237,991)
  Accumulated other comprehensive income               8,187         11,690
                                                -------------  -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (109,059)       (60,369)
                                                -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $      9,363   $     35,856
                                                =============  =============

  The accompanying notes are an integral part of these condensed financial statements.

                        NORTHERN EMPIRE ENERGY CORP.
                       (An Exploration Stage Company)
                          Statements of Operations

                                        Three Months           April 24, 2006
                                    Ended          Ended      (inception ) to
                                   March 31,      March 31,      March 31,
                                     2010           2009           2010
                                 -------------  -------------  -------------
REVENUES                         $          -   $          -   $     19,491

OPERATING EXPENSES
 General and administrative            29,635         40,947      1,744,536
 Professional fees                     15,500         13,425         74,996
                                 -------------  -------------  -------------
TOTAL OPERATING EXPENSES               45,135         54,372      1,819,532
                                 -------------  -------------  -------------

LOSS FROM OPERATIONS                  (45,135)       (54,372)    (1,800,041)
                                 -------------  -------------  -------------

OTHER EXPENSES:
 Foreign currency transaction
  gain (loss)                             (52)           (71)       (11,615)
 Loss on impairment of oil
  and gas rights                            -              -       (471,523)
                                 -------------  -------------  -------------
TOTAL OTHER EXPENSE                       (52)           (71)      (483,137)
                                 -------------  -------------  -------------

NET LOSS                              (45,187)       (54,443)    (2,283,178)
                                 -------------  -------------  -------------

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation
  adjustment                           (3,503)          (318)         8,187
                                 -------------  -------------  -------------

COMPREHENSIVE LOSS               $    (48,690)  $    (54,761)  $ (2,274,991)
                                 =============  =============  =============

NET LOSS PER SHARE - BASIC       $      (0.00)  $      (0.00)
                                 =============  =============

WEIGHTED AVERAGE COMMON
 EQUIVALENT SHARES OUTSTANDING-
 BASIC AND DILUTED                 20,827,216     18,636,481
                                 =============  =============

  The accompanying notes are an integral part of these condensed financial statements

                        NORTHERN EMPIRE ENERGY CORP.
                       (An Exploration Stage Company)
                     Statement of Stockholders' Deficit

                                                                       Deficit                 Total
       Preferred                                                     Accumulated Accumulated   Stock
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
    -------- ----- ------------ --------- -------- ---- ------------ ------------ --------- ----------

Balance,
December 31,
2008
     75,000    75   18,061,200    18,061        -    -    1,616,853   (1,596,799)     (514)    37,677

Contributed
capital
from
officer   -     -            -         -        -    -        1,425                             1,425

Conversion
of preferred
shares
into
common
stock
     (8,000)   (8)   1,600,000     1,600        -    -       (1,592)           -         -          -

Private
Placement -     -                          615,347 615      368,593            -         -    369,208

Private
Placement              266,016       266                    160,044            -         -    160,310

Conversion
of preferred
shares
into
common
stock
     (4,500)   (5)     900,000       900                       (896)                                -

Foreign
currency
translation
adjust-
ment      -     -            -         -        -    -            -            -    12,203     12,203

Net loss
for the
year
ended
December 31,
2009      -     -            -         -        -    -            -     (641,192)        -   (641,192)
    -------- ----- ------------ --------- -------- ---- ------------ ------------ --------- ----------
Balance,
December 31,
2009
     62,500    63   20,827,216    20,827  615,347  615    2,144,427   (2,237,991)   11,690    (60,369)

Foreign
currency
translation
adjust-
ment      -     -            -         -        -    -            -            -    (3,503)    (3,503)

Net loss
for the
period
ended
March 31,
2010      -     -            -         -        -    -            -      (45,187)        -    (45,187)
    -------- ----- ------------ --------- -------- ---- ------------ ------------ --------- ----------

Balance,
December 31,
2009
     62,500    63   20,827,216    20,827  615,347  615    2,144,427   (2,283,178)    8,187   (109,059)
    ======== ===== ============ ========= ======== ==== ============ ============ ========= ==========

  The accompanying notes are an integral part of these financial statements.

                        NORTHERN EMPIRE ENERGY CORP.
                       (An Exploration Stage Company)
                          Statements of Cash Flows

                                        Three Months           April 24, 2006
                                    Ended          Ended      (inception ) to
                                   March 31,      March 31,      March 31,
                                     2010           2009           2010
                                 -------------  -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                        $    (45,187)  $    (54,443)  $ (2,283,178)
 Adjustment to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation                                            -          2,750
   Beneficial conversion feature            -              -      1,492,500
   Impairment of asset                      -              -        471,523
 Changes in operating assets and
  liabilities:
  Increase in:
   Accounts payable and
    accrued expenses                   22,198         (7,058)       118,423
                                 -------------  -------------  -------------
Net cash used in operating
 activities                           (22,990)       (61,500)      (197,984)
                                 -------------  -------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES:
 Cash paid for prior ownership              -              -        (50,000)
 Deposits for purchase of oil
  and gas properties                        -         40,920       (471,524)
                                 -------------  -------------  -------------
Net cash used in investing
 activities                                 -         40,920       (521,524)
                                 -------------  -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
 Contributed capital from officer           -          1,425          1,425
 Common stock issued for cash               -              -        719,257
                                 -------------  -------------  -------------
Net cash provided by financing
 activities                                 -          1,425        720,682
                                 -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH       (22,990)       (19,155)         1,175

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                 (3,503)          (318)         8,187

CASH AND CASH EQUIVALENTS,
Beginning of period                    35,855         45,458              -
                                 -------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
End of period                    $      9,362   $     25,985   $      9,362
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


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2010, the Company has accumulated operating losses of approximately $2,283,178 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

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

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


Net Loss Per Common Share

FASB ASC Topic 260-10, "Earnings per Share", requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Oil and Gas Properties

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

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2010 and December 31, 2009, a company affiliated with an officer of the Company and the officer was owed a total of $93,243 and $76,256, respectively, for consulting related fees and various expenses paid on the Company's behalf. The unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable - related party.

On December 16, 2009, the Company entered into a purchase of petroleum and natural gas rights on nine sections of land in central Alberta, Canada. In the purchase and sale agreement both the buyer and the seller share the same address.

The seller is not a related party to Northern Empire Energy Corp. as defined in the ASC 804. Due to the Company's minimal financial position, the Company is occasionally utilizing office space leased by the seller, at no charge. The principals of the buyer and seller are long time associates but they are not affiliates. Neither can "significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests."


NOTE 5 - CONCENTRATION OF CREDIT RISK

Cash Balances

The Company maintains its cash in various financial institutions in both the United States and Canada. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013. Balances maintained in Canada are insured by the Canada Deposit Insurance Corporation for balances up to $100,000 at each bank. As of March 31, 2010, the Company did not have any cash balances that were greater than the insured amount for both the FDIC and CDIC.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 6 - OIL AND GAS PROPERTIES

On December 16, 2009, the Company entered into a "Formal option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" with Angels Exploration Fund, Inc., and Alberta Corporation. The Company agreed to purchase certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000 Canadian Dollars). The properties are not producing as of March 31, 2010 and have not yet been amortized on the balance sheet. As a part of the agreements, the Company has a minimum lease rental fee obligation of $8,064 per year for 5 years, starting December 18, 2009 an ending December 18, 2014.

The Company believes the property is located in a merited geological setting with complete infrastructures, pipelines within the area. The Company needs to be successful in raising additional capital in order to conduct exploration and drill wells on the property, until this happens we have no way of projecting cash flows without a test well. Therefore the property was written down/impaired to $1 as of December 31,2009, and a loss was recognized in the financial statements in the amount of $471,523.


NOTE 7 - STOCKHOLDER'S EQUITY

As of March 31, 2010 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock issuable, and 62,500 shares of preferred stock issued and outstanding.

On April 24, 2006 (inception), the Company issued 3,619,000 shares of its $0.001 par value common stock to its sole shareholder for $3,619.

On April 24, 2006, the Company issued 75,000 shares of its $0.001 par value preferred stock in exchange for telephone calling equipment valued at $7,500. Each share of the Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation. This Series A preferred stock was issued with a beneficial conversion feature totaling $1,492,500 measured as the difference between the $0.01 offering price of the underlying common stock and the conversion benefit price of $1.99 per share. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital. If the preferred stock were to be converted into common stock, the common stock would be increased by 15,000,000 shares.

On December 31, 2006, the Company issued 61,000 shares of its $0.01 par value common stock pursuant to a regulation 504 offering for $6,120.

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

On September 10, 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of December 31, 2009, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder's Equity. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

On October 2, 2009, 4,500 preferred shares of stock were converted into 900,000 shares of common stock at a conversion rate of 200 to 1.

On December 15, 2009, the Company conducted a private placement of 266,016 shares of common stock at $0.60 per share for a total of $160,310. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (TOPic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

                      NORTHERN EMPIRE ENERGY CORP.
                     (An Exploration Stage Company)
                    Notes to the Financial Statements


In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities - Oil and Gas. This amendment makes amendments to paragraph 932-10-S99-1 due to SEC release No. 33-8995, Modernization of Oil and Gas Reporting. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting pronouncements through ASU 2010-19 and deemed that they were immaterial.


NOTE 9 - SUBSEQUENT EVENTS
None

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement for the fiscal year ended December 31, 2009.

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

Results of Operations for the quarter ended March 31, 2010
----------------------------------------------------------

During the three months ended March 31, 2010, the Company had a net loss of $(45,187) versus a net loss of $(54,443) for the same period last year. For the three months ending March 31, 2010, the Company experienced general and administrative expenses of $29,635.

For the period since inception through March 31, 2010, we generated limited revenues of $19,491. Since our inception on April 24, 2006 we experienced an accumulated net loss of $(2,283,178). The bulk of this loss is due to the beneficial conversion feature of the Company's preferred stock. We anticipate our operating expenses will increase as we start to develop oil wells. We also anticipate that our ongoing operating expenses will increase since we are a reporting company under the Securities Exchange Act of 1934.


Revenues
--------

During the three month period ended March 31, 2010, the Company generated no revenues. Since inception on April 24, 2006, the Company has generated limited revenues of $19,491.


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

Going Concern
-------------

Going Concern - The Company experienced operating losses since its inception on April 24, 2006 through the period ended March 31, 2010. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees
----------------------------------------------

As of March 31, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. As of March 31, 2010, the company has current assets of $9,363 and currently liabilities of $118,423. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Notwithstanding, management anticipates the Company will require additional capital of approximately $2,000,000 to further the Company's business plan. Management plans to raise the monies by selling equity in the Company. There can be no assurance that additional capital will be available to the Company.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (TOPic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities - Oil and Gas. This amendment makes amendments to paragraph 932-10-S99-1 due to SEC release No. 33-8995, Modernization of Oil and Gas Reporting. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting pronouncements through ASU 2010-19 and deemed that they were immaterial.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the discussion in Item 1, above, under "Liquidity and Capital Resources."


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


Dated:  May 17, 2010
        ------------