Form 10-K/A
period 2009-12-31
NORTHERN EMPIRE ENERGY CORP.
filed 2013-12-19
CIK 1390533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-52725

NORTHERN EMPIRE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada                                                      20-4765268
(State of incorporation)                                                      (I.R.S. Employer ID No.)

118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada
(Address of principal executive offices)(Zip Code)

Issuer’s telephone number, including area code: (403) 456-2333

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year:

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of November 18, 2009, was approximately $1,130,886, based on $0.40, the price at which the registrant’s common stock was last sold on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of April 14, 2010: 20,827,216 shares common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format:      Yes [   ]   No [X]

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010, (the “Form 10-K”) is to restate the financial statements of the Company to reflect a change in the additional paid in capital and accumulated deficit position of the Company at December 31, 2009 and 2008 resulting from an adjustment to the beneficial conversion feature calculated on the Company’s preferred stock.

In addition, the purpose of this Amendment No. 1 to the Company’s Form 10-K is to amend the disclosure under Item 9A – Controls & Procedures “Evaluation of Controls & Procedures” to provide the required conclusion of the Company’s principal executive and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures.

Updated certifications pursuant to Section 302 of the Sarbanes –Oxley Act of 2002 have been included as Exhibits 31.1 and 32.1.

No other changes have been made to the Form 10-K.

This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We do not undertake to update forward- looking statements to reflect the impact of circumstances or events that arise after the dates they are made.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward- looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

o	inability to raise additional financing for working capital;

o	ability to increase our production of oil and natural gas income through exploration and development;

o	the number of well locations to be drilled and the time frame within which they will be drilled;

o	deterioration in general or regional economic, market and political conditions;

o	the timing and extent of changes in commodity prices for natural gas and crude oil;

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

In this form 10-K references to “Northern Empire Energy Corp.”, “the Company”, “we,” “us,” and “our” refer to Northern Empire Energy Corp.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities.  We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Northern Empire Energy Corp., 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.

PART I

ITEM 1.  BUSINESS

History and Organization

The Company was organized April 24, 2006 (Date of Inception) under the laws of the State of Nevada, as Political Calls, Inc.   The original business plan of the Company consisted of marketing telephone broadcasting messages for political campaigns.  On November 17, 2008, the Board of Directors and the majority vote of the Company’s shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to better reflect the Company’s new business direction.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol NOEE.  Our principal executive offices are located at 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada. Our telephone number is (403) 456-2333.

Our Business

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

Strategic Acquisitions

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

Our Exploration Property

On December 16, 2009 the Company entered into a “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation.

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

The Waskatenau Prospect consists of 9 sections (5760 acres) located 15 miles North East of the giant Redwater Oil Field.  Several (12) Geophysical targets have been identified throughout the Wasatenau Prospect, the Company’s 2010 Exploration Program plans to define and prioritize these targets.

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

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition.

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

We plan to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s proprietary information without authorization or to develop similar technology independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company’s business, results of operations and financial condition.  Litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets or to determine the validity and scope of the proprietary rights of others.  Such litigation might result in substantial costs and diversion of resources and management attention.  Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties.  Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company’s proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Item 1A. RISK FACTORS.

RISK FACTORS RELATING TO OUR COMPANY

1.  SINCE WE ARE A DEVELOPMENT COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on April 24, 2006.  Since our inception, we realized $19,491 in revenues and lost $(752,991).  We have no solid operating history upon which an evaluation of our future prospects can be made.  Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business.  Further, there are no assurances that we will be successful in realizing added revenues or in achieving or sustaining positive cash flows.  Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this distribution.

2.  WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has prepared financial statements for the year-end December 31, 2009 reporting that the Company is in its developmental stages.  Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities.  The ability to achieve profitable operations is in direct correlation to the Company’s ability to raise sufficient financing.  It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation.  The Company could be required to raise additional financing to fully implement its entire business plan.

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

4.  WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

As of December 31, 2009, the Company had $35,856 in working cash and equivalents.  The Company plans to hire outside contractors to begin drilling for oil on its leased property in Alberta, Canada.  These plans will require additional capital.  The Company needs to raise at least $2,000,000 in order to implement its business plan.  The Company does not have enough funds to even partially implement its business plan.  Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations.

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

Our future results will depend in part on our success in implementing our acquisition strategy.  This strategy is limited to effecting acquisitions of profitable energy services companies or the acquisition of land leases to explore for oil.  Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms.  In addition, acquisitions involve a number of special risks that could adversely affect our operating results, including the diversion of management’s attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, legal, accounting and other expenses associated with the each acquisition, some or all of which could increase our operating costs, reduce our revenues and cause a material adverse effect on our business, financial condition and results of operations.

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

As a result of their ownership and positions, these individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

RISKS RELATING TO OUR COMMON SHARES

14.  WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

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

15.  OUR COMMON SHARES ARE SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require:  (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the  penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the pennystock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our corporate headquarters are located at 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.  We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Northern Empire Energy Corp. common stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol:  NOEE.  The stock was cleared for trading on the OTC-Bulletin Board on October 16, 2007 under the name Political Calls, Inc.

Since the Company has been cleared for trading, through April 14, 2010, there have been limited trades of the Company’s stock.  The last trade on the stock took place on November 18, 2009 at $0.40. There are no assurances that a market will ever develop for the Company’s stock.

(b) Holders of Common Stock

As of April 14, 2010, there were approximately fifty-three (53) holders of record of our Common Stock and 20,827,216 shares outstanding.

(c)  Holders of Preferred Stock.

On April 24, 2006, the Company issued 75,000 shares (adjusted post- split) of its preferred stock to seven (7) holders of record. Each share of the Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation.  The conversion of all of the preferred stock would equate to 15,000,000 common shares.

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

(e) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On September 11, 2009, the Company closed a private placement offering for total gross proceeds representing $369,208 USD for 615,347 unregistered and restricted common shares of the Company’s stock to one Canadian investor.  The principal amount of each Unit of this offering includes a Unit which consists of one common share of Northern Empire Energy Corp. (a “Common Share”) at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

On December 18, 2009, Northern Empire Energy Corp. the closing a private placement offering for total gross proceeds representing $159,609 USD for 266,016 unregistered and restricted common shares of the Company’s stock to one Canadian investor.  The principal amount of each Unit of this offering includes a Unit which consists of one common share of Northern Empire Energy Corp. (a “Common Share”) at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

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

Issuer Purchases of Equity Securities

On or about November 17, 2008, David Gallagher, a former officer of the Company returned to the Treasury and the Company cancelled 361,900 shares of his common stock, $0.001 par value per share, that had been issued and outstanding in exchange for $50,000 and the Company’s specialized phone equipment.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Current Operations

On December 16, 2009 the Company entered into a “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation.

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

The Waskatenau Prospect consists of 9 sections (5760 acres) located 15 miles North East of the giant Redwater Oil Field.  Several (12) Geophysical targets have been identified throughout the Wasatenau Prospect, the Company’s 2010 Exploration Program plans to define and prioritize these targets.

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

For the period since inception through December 31, 2009, we generated no income.  Since our inception on April 24, 2006 we experienced a net loss of  $(752,991).  For the year ending December 31, 2009, we lost $(641,192) or $(0.03) per share versus a loss of $(94,322) or $(0.04) per share for the same period last year.  The bulk of loss $(471,523) for the year ending December 31, 2009 was from the impairment of oil and gas rights on our exploration property.  We anticipate our ongoing operating expenses will also increase since we are a reporting company under the Securities Exchange Act of 1934.

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

Liquidity and Capital Resources

Our balance sheet as of December 31, 2009 reflects cash and current assets of $35,856 and current liabilities of $96,225.  Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.  Management believes it has sufficient funds to remain operational for the next twelve months.

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

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.

The effective date of this statement is the same as that of the related Statement 141 (revised 2007).  The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders’ Equity (Deficit)	F–4

Statements of Cash Flows	F–6

Notes to the Financial Statements	F–7

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors
Northern Empire Energy Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008 and since inception on April 24, 2006 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008 and since inception on April 24, 2006 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $2,237,991, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    April 14, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
Phone: (888)727-8251 Fax: (888)782-2351

NORTHERN EMPIRE ENERGY CORP.
(A Exploration Stage Company)
Balance Sheets (Audited)

	as of	as of
	December 31, 2009	December 31, 2008
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,855	$45,458
TOTAL CURRENT ASSETS	35,855	45,458

PROPERTY AND EQUIPMENT, net
Deposits	-	40,920
Oil and gas properties	1	-
TOTAL OTHER ASSETS	1	40,920

TOTAL ASSETS	$35,856	$86,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$19,969	$11,878
Accounts payable - related party	76,256	36,824
TOTAL CURRENT LIABILITIES	96,225	48,702

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding	63	75
Common stock; $0.001 par value; 195,000,000 shares authorized; 20,827,216 shares issued and outstanding as of December 31, 2009 and 18,061,200 issued and outstanding as of December 31, 2008	20,827	18,061
Stock payable; 615,347 shares	615	-
Additional paid-in capital	659,427	131,853
Deficit accumulated during exploration stage	(752,991)	(111,799)
Accumulated other comprehensive income	11,690	(514)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(60,369)	37,676

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$35,856	$86,378

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Exploration Stage Company)
Statements of Operations

			April 24, 2006
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31, 2009
	2009	2008	(Restated)
REVENUES	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	130,690	62,244	229,902
Professional fees	26,663	32,833	59,496
TOTAL OPERATING EXPENSES	157,353	95,077	269,907

LOSS FROM OPERATIONS	(157,353)	(95,077)	(269,907)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	(12,317)	755	(11,562)
Loss on impairment of oil and gas rights	(471,523)	-	(471,523)
TOTAL OTHER EXPENSE	(483,840)	755	(483,085)

NET LOSS	(641,192)	(94,322)	(752,991)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	12,203	(514)	11,690

COMPREHENSIVE LOSS	$(628,989)	$(94,835)	$(741,302)

NET LOSS PER SHARE - BASIC	$(0.03)	$(0.04)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	19,794,830	2,549,337

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Restated Statement of stockholders’ Equity (Deficit)

								Deficit
								Accumulated	Accumulated	Total
					Common		Additional	During The	Other	Stockholders’
	Preferred Stock		Common Stock		Stock	Stock	Paid- In	Exploration	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	Income	(Deficit)

Balance, April 24, 2006	-	$-	-	$-	-	$-	$-	$-	$-	$-

Shares issued for cash at $0.01 per share	-	-	361,900	362	-	-	3,257	-	-	3,619

Shares issued for equipment at $0.10 per share	75,000	75	-	-	-	-	7,425	-	-	7,500

Deemed interest from beneficial conversion feature on preferred stock	-	-	-	-	-	-	7,500	-	-	7,500

Shares issued for cash at $0.10 per share	-	-	61,200	61	-	-	6,059	-	-	6,120

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,543)	-	(1,543)

Balance, December 31, 2006	75,000	75	423,100	423	-	-	24,241	(1,543)	-	23,196

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(15,934)	-	(15,934)

Balance, December 31, 2007	75,000	75	423,100	423	-	-	24,241	(17,477)	-	7,262

Shares issued for cash at $0.01 per share	-	-	18,000,000	18,000	-	-	162,000	-	-	180,000

Share cancelled from prior officer for cash and assets of the Company	-	-	(361,900)	(362)	-	-	(54,388)	-	-	(54,750)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(514)	(514)

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(94,322)	-	(94,322)

Balance, December 31, 2008	75,000	75	18,061,200	18,061	-	-	131,853	(111,799)	(514)	37,676

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Restated Statement of stockholders’ Equity (Deficit)

								Deficit
								Accumulated	Accumulated	Total
	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid- In	During The Exploration	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	Income	(Deficit)

Contributed capital from officer	-	-	-	-	-	-	1,425	-	-	1,425

Conversion of preferred shares into common stock	(8,000)	(8)	1,600,000	1,600	-	-	(1,592)	-	-	-

Private Placement	-	-	-	-	615,347	615	368,593	-	-	369,208

Private Placement	-	-	266,016	266	-	-	160,044	-	-	160,310

Conversion of preferred shares into common stock	(4,500)	(5)	900,000	900	-	-	(896)	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	12,203	12,203

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(641,192)	-	(641,192)

Balance, December 31, 2009	62,500	$63	20,827,216	$20,827	615,347	$615	$659,427	$(752,991)	$11,690	$(60,369)

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Exploration Stage Company)
Statements of Cash Flows

			April 24, 2006
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31, 2009
	2009	2008	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(641,192)	$(94,322)	$(752,991)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	750	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	471,523	-	471,523
Changes in operating assets and liabilities:
Increase in:
Accounts payable and accrued expenses	47,523	48,126	96,225
Net cash used in operating activities	(122,146)	(45,446)	(174,993)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	(50,000)	(50,000)
Deposits for purchase of oil and gas properties	(431,089)	(40,435)	(471,524)
Net cash used in investing activities	(431,089)	(90,435)	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	1,425	-	1,425
Common stock issued for cash	529,518	180,000	719,257
Net cash provided by financing activities	530,943	180,000	720,682

NET INCREASE (DECREASE) IN CASH	(22,291)	44,119	24,165

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	12,203	(514)	11,690

CASH AND CASH EQUIVALENTS, Beginning of period	45,485	1,879	-

CASH AND CASH EQUIVALENTS, End of period	$35,396	$45,485	$35,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing transactions:
Purchase of equipment with shares of common stock	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 1 – BUSINESS AND ORGANIZATION

Northern Empire Energy Corporation (The Company) was organized on April 24, 2006, under the laws of the State of Nevada. The Company is engaged in the acquisition with the intent to develop mineral properties. Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 915-10 (“ASC 915-10”), “Development Stage Entities,” the Company is classified as an exploration stage company.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2009, the Company has accumulated operating losses of approximately $752,991 since inception.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

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

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for its income taxes in accordance with FASB ASC Topic 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share

FASB ASC Topic 260-10, “Earnings per Share”, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti- dilutive effect on diluted earnings per share are excluded from the calculation.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capi. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits.  Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate.  The Company currently operates solely in the U.S.

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

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties (continued)

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

Stock-Based Compensation

The Company has adopted FASB ASC Topic 718-10, “Compensation- Stock Compensation” (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate. There is no established trading market for our stock.

Financial instruments

The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 4 –RECLASSIFICATIONS AND RESTATEMENTS

Reclassifications:

Certain reclassifications to conform to the presentations used in fiscal 2009 have been made in prior year’s consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

Liabilities: Related party liabilities in the amount of $36,368 were reclassified as accounts payable – related party on the balance sheet.

Statements of Operations: Expenses in the amount of $32,833 were reclassified from General and administrative expenses to Professional fees for the period. In addition, other general and administrative expenses in the amount of $755 were reclassified and as foreign currency gains

Restatements:

Certain restatements to correct errors have been made in prior year’s financial statements and are discussed below:

Assets: The 2008 balance sheet has been restated to correct an overstatement in amounts held in an escrow account for the Company. There was a total decrease of $4,230 in cash and cash equivalents and a net increase in expenses of the same amount.  The property and equipment deposit was restated to the translated amount using the year-end balance, resulting in an increase to the deposit of $485 and a corresponding increase to accumulated other comprehensive income.

Liabilities and Stockholders’ Equity: Accounts payable has been restated to correct an overstatement of liabilities due to a duplicate transaction in the amount of $20,893, and general and administrative expenses were also decreased by that amount. Accumulated other comprehensive income (loss) was understated for the period in the amount of $514 and adjusted accordingly. Additionally, shares repurchased and subsequently cancelled as part of an agreement with a former officer, have been restated. The shares were canceled in 2008, instead of 2009, resulting in a decrease in common stock of $362, a decrease in additional paid in capital of $54,388.  Accounts payable were additionally restated to the translated amount at year end, resulting in an increase in accounts payable of $459, and a corresponding decrease in accumulated other comprehensive income.

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

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 4 –RECLASSIFICATIONS AND RESTATEMENTS (continued)

The effects of these restatements and reclassifications on the Company’s previously issued December 31, 2008 balance sheet and statement of operations are summarized as follows:

	Previously Reported		Restated
	as of		as of
	December 31, 2008		December 31, 2008
	(Audited)	Net change	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,688	$(4,230)	$45,458
TOTAL CURRENT ASSETS	49,688	(4,230)	45,458

PROPERTY AND EQUIPMENT, net
Deposits	40,435	485	40,920
TOTAL OTHER ASSETS	40,435	485	40,920

TOTAL ASSETS	$90,123	$(3,745)	$86,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$69,289	$(57,411)	$11,878
Accounts payable - related party		36,824	36,824
TOTAL CURRENT LIABILITIES	69,289	(20,587)	48,702

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	75	-	75
Common stock	18,423	(362)	18,061
Additional paid-in capital	1,671,241	(54,388)	1,616,853
Deficit accumulated during exploration stage	(1,668,905)	72,106	(1,596,799)
Accumulated other comprehensive income	-	(514)	(514)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	20,834	16,842	37,676

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$90,123	$(3,745)	$86,378

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 4 –RECLASSIFICATIONS AND RESTATEMENTS (continued)

	Previously Reported		Restated
	Year Ended		Year Ended
	December 31,		December 31,
	2008	Net Change	2008
REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	166,428	(104,184)	62,244
Professional fees	-	32,833	32,833
TOTAL OPERATING EXPENSES	166,428	(71,351)	95,077

LOSS FROM OPERATIONS	(166,428)	71,351	(95,077)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	-	755	755
Loss on impairment of oil and gas rights	-	-	-
TOTAL OTHER EXPENSE	-	755	755

NET LOSS	(166,428)	72,106	(94,322)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	-	(514)	(514)

COMPREHENSIVE LOSS	$(166,428)	$71,592	$(94,836)

NET LOSS PER SHARE - BASIC	$(0.06)		$(0.04)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	2,673,100		2,549,337

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 4 –RECLASSIFICATIONS AND RESTATEMENTS (continued)

Furthermore, the Company has restated its financial statements for the year ended December 31, 2009 in this amended Annual Report on Form 10-K, as a result of re-evaluating the guidance in ASC 470-20-25-4 (and 5) relating to Convertible Preferred Stock and to the guidance in ASC 470-20-30-8, where it is explained that the intrinsic value of the beneficial conversion feature cannot be greater than the proceeds allocated to the convertible instrument.  In consideration of the guidance, the Company has determined that the beneficial conversion feature should be limited to $7,500 (total proceeds allocated to the preferred stock) resulting in the following adjustment:

	Dr.	Cr.

Additional Paid in Capital	$1,485,000
Retained Earnings (Accumulated Deficit)		$1,485,000

The effects of these restatements on the Company’s previously issued December 31, 2009 balance sheets and statements of stockholders’ equity are summarized as follows:

	Year Ended December 31, 2009			Year Ended December 31, 2008

	Original	Restated	Change	Original	Restated	Change

BALANCE SHEET

TOTAL ASSETS	35,856	35,856	-	86,378	86,378	-

TOTAL CURRENT LIABILITIES	96,225	96,225	-	48,702	48,702	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	63	63	-	75	75	-
Common stock	20,827	20,827	-	18,061	18,061	-
Stock payable, 615,347 shares	615	615	-	-	-	-
Additional paid-in capital	2,144,427	659,427	(1,485,000)	1,616,853	131,853	(1,485,000)
Deficit accumulated during exploration stage	(2,237,991)	(752,991)	1,485,000	(1,596,799)	(111,799)	1,485,000
Accumulated other comprehensive income	11,690	11,690	-	(514)	(514)	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(60,369)	(60,369)	-	37,676	37,676	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$35,856	$35,856	-	$86,378	$86,378	-

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 4 –RECLASSIFICATIONS AND RESTATEMENTS (continued)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)	Additional Paid-In Capital			Deficit Accumulated During the Exploration Stage

	Original	Restated	Change	Original	Restated	Change

Deemed interest from beneficial conversion feature on preferred stock	1,492,500	7,500	(1,485,000)	-	-	-

Net loss for the year ended December 31, 2006	-	-	-	(1,486,543)	(1,543)	1,485,000

Balance, December 31, 2006	1,509,241	24,241	(1,485,000)	(1,486,543)	(1,543)	1,485,000

Balance, December 31, 2007	1,509,241	24,241	(1,485,000)	(1,502,477)	(17,477)	1,485,000

Balance, December 31, 2008	1,616,853	131,853	(1,485,000)	(1,596,799)	(111,799)	1,485,000

Balance, December 31, 2009	2,144,427	659,427	(1,485,000)	(2,237,991)	(752,991)	1,485,000

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2009 and December 31, 2008, a company affiliated with an officer of the Company and the officer was owed a total of $76,256 and $36,824, respectively, for consulting related fees and various expenses paid on the Company’s behalf. The unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable – related party.

On December 16, 2009, the Company entered into a purchase of petroleum and natural gas rights on nine sections of land in central Alberta, Canada. In the purchase and sale agreement both the buyer and the seller share the same address.

The seller is not a related party to Northern Empire Energy Corp. as defined in the ASC. Due to the Company’s minimal financial position, the Company is occasionally utilizing office space leased by the seller, at no charge. The principals of the buyer and seller are longtime associates but they are not affiliates. Neither can “significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.”

NOTE 6 – CONCENTRATION OF CREDIT RISK

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

NOTE 7 – OIL AND GAS PROPERTIES

On December 16, 2009, the Company entered into a “Formal option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., and Alberta Corporation. The Company agreed to purchase certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000 Canadian Dollars). The properties are not producing as of December 31, 2009 and have not yet been amortized on the balance sheet. As a part of the agreements, the Company has a minimum lease rental fee obligation of $8,064 per year for 5 years, starting December 18, 2009 an ending December 18, 2014.

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

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 8 – STOCKHOLDER’S EQUITY

As of December 31, 2009 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock payable, and 62,500 shares of preferred stock issued and outstanding.

On April 24, 2006 (inception), the Company issued 361,900 shares of its common stock at $0.01 per share to a sole shareholder for $3,619.

On April 24, 2006, the Company issued 75,000 shares (adjusted post-split) of its preferred stock in exchange for telephone calling equipment valued at $7,500.  Each share of the Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation.  This Series A preferred stock was issued with a beneficial conversion feature totaling $7,500.  If the preferred stock were to be converted into common stock, the common stock would be increased by 15,000,000 shares.

On December 31, 2006, the Company issued 61,200 shares of its common stock at $0.10 per share pursuant to a regulation 504 offering for $6,120.

On November 17, 2008, the Company issued 18,000,000 shares of its common stock at $0.01 per share for $180,000 in cash to the CEO of the Company.

On January 30, 2008, the Company initiated a ten-for-one reverse stock split for its issued and outstanding common and preferred stock.  This reverse stock split had no effect on the authorized number of common shares or preferred shares, and did not affect the par value of the stock. The financial statements reflect the reverse stock split on a retroactive basis.

On November 17, 2008, David Gallagher, a former officer and director of the Company, returned his 361,900 restricted shares of common stock to the corporate treasury in exchange for $50,000 and the Company’s specialized phone equipment with a book value of $4,750.  The shares were then canceled by the Company’s transfer agent.

On February 27, 2009, 8,000 preferred shares of stock were converted into 1,600,000 shares of common stock at a conversion rate of 200 to 1.

In September 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of December 31, 2009, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder’s Equity. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

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

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and December 31, 2008

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2009 the Financial Accounting Standards Board (FASB) issued FASB ASC 855-10, “Subsequent Events”. FASB ASC 855-10 should not result in significant changes in the subsequent events that an entity reports. Rather, FASB ASC 855-10 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the SEC.  The Codification became effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification when referring to GAAP for the fiscal period ending September 30, 2009.  The adoption of the Codification did not have an impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting pronouncements and deemed that they were immaterial.

NOTE 10 – SUBSEQUENT EVENTS

On January 27, 2010, Northern Empire Energy Corp. issued a press release to announce it has acquired 100% of the Petroleum and Natural Gas lease rights on nine sections in the Redwater Region, north-east of Edmonton Alberta, Canada.

The Company has evaluated subsequent events through April 7, 2010, the date which the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer who also serves as our Principal Financial Officer has concluded that our disclosure controls and procedures are not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.  The deficiencies in our internal control over financial reporting are described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that  (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2009, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1.       Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the  establishment and monitoring of required internal controls and procedures;

2.       Inadequate segregation of duties consistent with control objectives; and

3.       Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

The aforementioned material weaknesses identified by our Principal Executive Officer and Principal Financial Officer in connection with the review of our financial statements as of December 31, 2009.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management’s report in this report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated or plan to initiate the following series of measures:

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our current directors and executive officers.  Our executive officers serve one-year terms.

Name	Age	Title	Held Position Since

Jeffrey Cocks	46	Chairman & CEO	Nov. 17, 2008
Peter Forrest	68	Director	Nov. 17, 2008

Biography of Jeffrey Cocks, Chairman & CEO

Jeffrey Cocks has an extensive financial, operational and administrative background, having over twenty years’ experience with junior resource companies. Mr. Cocks has managed numerous multi-million dollar exploration programs throughout the world for several junior resource companies. From 1998-2002 and again in 2004-2005 Mr. Cocks was part of a group of Companies that discovered and developed the Petaquilla Deposit, in the Republic of Panama and the Mount Kare Gold Deposit, in Papua New Guinea.  In excess of $100 million in capital was raised and expended in the development of the Petaquilla and Mount Kare deposits. Mr. Cocks is currently President of Britannica Resources Corp (TSX.V-BRR) and a director of Northern Star Mining Corp. (TSX.V-NSM) junior gold exploration companies with advanced projects in Quebec, Canada. Mr. Cocks has served as a director/officer for numerous public companies both in the United States and Canada.  Mr. Cocks completed the Canadian Securities Course in 1987 and the Securities Continuous Disclosure Program for Directors and Officers, through Simon Fraser University in 1996.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in his 16(a) reports.

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

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws.  We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Northern Empire Energy Corp.  Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Northern Empire Energy Corp. shares, unless the transaction is approved by Northern Empire Energy Corp.’ Board of Directors.  The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity.  These provisions could delay, defer or prevent a change in control of Northern Empire Energy Corp.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary compensation information for the fiscal year ended December 31, 2009 for our Chief Executive Officer, who was appointed on November 17, 2008.  We did not have any executive officers as of the year end of December 31, 2009 who received any compensation.

Compensation

As a result of the Company’s current limited available cash, no officer or director received any salary since April 24, 2006 (inception) of the company through the fiscal year ending December 31, 2009.  We intend to pay salaries when cash flow permits.

						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeffrey Cocks,	2009	0	0	0	0	0	0	0	0
CEO/Dir.	2008	0	0	0	0	0	0	0	0

Peter Forrest, Dir.	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 14, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors.  The percentage of beneficial ownership for the following table is based on 20,827,216 shares of common stock outstanding.

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

Title of Class	Name of Beneficial Owner	Position	Direct Amount of Beneficial Owner	Percent of Class (1)

common	Jeffrey Cocks (2)	Chairman/CEO	18,000,000	86.4%
common	Peter Forrest (3)	Director	0	0%

All Officers and Directors as a Group (2 Persons)			18,000,000	86.4%

(1)  The percentages listed in the percent of class column are based upon 20,827,216 issued and outstanding shares of Common Stock.
(2)  Jeffrey Cocks, 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.
(3)  Peter Forrest, 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Preferred Convertible Securities

At the time of incorporation, we issued 75,000 (adjusted for stock split) non-voting Callable and Convertible Preferred shares.  We filed with the Nevada Secretary of State the designation that “These Series A Preferred shares shall be designated as “Callable and Convertible Preferred Stock.”  The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time.  Each holder of the non-voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the Corporation.”  The conversion of 75,000 Series A Preferred Shares converts into 15,000,000 common shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The company’s President has contributed office space for our use.  There is no charge to us for the space.  Our officer will not seek reimbursement for past office expenses.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending December 31, 2009.  Aggregate fees billed to us for the years ended December 31, 2009 and 2008 are as follows:

	For the Years Ended December 31,
	2009	2008

(1) Audit Fees (1)	$16,000	$4,500
(2) Audit – Related Fees	$16,000	$4,500
(3) Tax Fees	-0-	-0-
(4) All Other Fees	-0-	-0-

(1)
Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

(a)	1. Financial Statements

Managements Report on Internal Control Over Financial reporting	32

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders’ Equity (Deficit)	F–4

Statements of Cash Flows	F–6

Notes to the Financial Statements	F–7

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation, as currently in effect	SB-2	02/21/2007	3.1

3.2	Bylaws as currently in effect	SB-2	02/21/2007	3.2

3.3	Amended Articles of Incorporation	SB-2	02/21/2007	3.3

3.4	Amended Articles of Incorporation	8-K	11/19/2008	3.4

10.1	Option Agreement dated November 17, 2008	8-K	11/19/2008	10.2

10.2	Option Sale Agreement of Petroleum and Natural Gas Rights, dated December 16, 2009	8-K	12/18/2009	10.2

23.1	Consent letter from Seale and Beers, CPA				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized.

NORTHERN EMPIRE ENERGY CORP.

BY:	RANIERO CORSINI
Raniero Corsini, Chief Executive Officer & Chief Financial Officer
Date:	December 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity

By: RANIERO CORSINI	Chief Executive Officer
Raniero Corsini	Chief Financial Officer
Secretary
Treasurer
Director

December 18, 2013