Form 10-Q/A
period 2010-03-31
NORTHERN EMPIRE ENERGY CORP.
filed 2013-12-19
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes [   ]   No [X]

As of November 23, 2009, the registrant’s outstanding common stock consisted of 20,276,547 shares, $0.001 Par Value. Authorized – 195,000,000 common voting shares authorized and 62,500 preferred issued, 5,000,000 authorized.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission on May 18, 2010, (the “Form 10-Q”) is to restate the financial statements of the Company to reflect a change in the additional paid in capital and accumulated deficit position of the Company at March 31, 2010 resulting from an adjustment to the beneficial conversion feature calculated on the Company’s preferred stock.

In addition, the purpose of this Amendment No. 1 to the Company’s Form 10-Q is to amend the disclosure under Item 4T – Controls & Procedures “Evaluation of Controls & Procedures” to provide the required conclusion of the Company’s principal executive and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures.

Updated certifications pursuant to Section 302 of the Sarbanes –Oxley Act of 2002 have been included as Exhibits 31.1 and 32.1.

No other changes have been made to the Form 10-Q.

This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

NORTHERN EMPIRE ENERGY CORP.
(A Exploration Stage Company)
Balance Sheets

	as of	as of
	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,362	$35,855
TOTAL CURRENT ASSETS	9,362	35,855

PROPERTY AND EQUIPMENT, net
Deposits	-	-
Oil and gas properties	1	1
TOTAL OTHER ASSETS	1	1

TOTAL ASSETS	$9,363	$35,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$25,180	$19,969
Accounts payable - related party	93,243	76,256
TOTAL CURRENT LIABILITIES	118,423	96,225

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of 3/31/10 and 12/31/09	63	63
Common stock; $0.001 par value; 195,000,000 shares authorized; 20,827,216 shares issued and outstanding as of 3/31/10 and 12/31/09	20,827	20,827
Stock payable; 615,347 shares	615	615
Additional paid-in capital	659,427	659,427
Deficit accumulated during exploration stage	(798,178)	(752,991)
Accumulated other comprehensive income	8,187	11,690
TOTAL STOCKHOLDERS’ DEFICIT	(109,059)	(60,369)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,363	$35,856

The accompanying notes are an integral part of these condensed financial statements

NORTHERN EMPIRE ENERGY CORP.
(A Exploration Stage Company)
Statements of Operations

	Three Months		April 24, 2006
	Ended	Ended	(inception) to
	March 31,	March 31,	March 31, 2010
	2010	2009	(Restated)
REVENUES	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	29,635	40,947	259,536
Professional fees	15,500	13,425	74,996
TOTAL OPERATING EXPENSES	45,135	54,372	334,532

LOSS FROM OPERATIONS	(45,135)	(54,372)	(315,041)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	(52)	(71)	(11,615)
Loss on impairment of oil and gas rights	-	-	(471,523)
TOTAL OTHER EXPENSE	(52)	(71)	(483,137)

NET LOSS	(45,187)	(54,443)	(798,178)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(3,503)	(318)	8,187

COMPREHENSIVE LOSS	$(48,690)	$(54,761)	$(789,991)

NET LOSS PER SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	20,827,216	18,636,481

The accompanying notes are an integral part of these condensed financial statements

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Restated Statement of Stockholders’ Equity (Deficit)
								Deficit
								Accumulated	Accumulated	Total
	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid- In	During The Exploration	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	Income	(Deficit)

Balance, April 24, 2006	-	$-	-	$-	-	$-	$-	$-	$-	$-

Shares issued for cash at $0.01 per share	-	-	361,900	362	-	-	3,257	-	-	3,619

Shares issued for equipment at $0.10 per share	75,000	75	-	-	-	-	7,425	-	-	7,500

Deemed interest from beneficial conversion feature on preferred stock	-	-	-	-	-	-	7,500	-	-	7,500

Shares issued for cash at $0.10 per share	-	-	61,200	61	-	-	6,059	-	-	6,120

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,543)	-	(1,543)

Balance, December 31, 2006	75,000	75	423,100	423	-	-	24,241	(1,543)	-	23,196

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(15,934)	-	(15,934)

Balance, December 31, 2007	75,000	75	423,100	423	-	-	24,241	(17,477)	-	7,262

Shares issued for cash at $0.01 per share	-	-	18,000,000	18,000	-	-	162,000	-	-	180,000

Share cancelled from prior officer for cash and assets of the Company	-	-	(361,900)	(362)	-	-	(54,388	-	-	(54,750)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(514)	(514)

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(94,322)	-	(94,322)

Balance, December 31, 2008	75,000	75	18,061,200	18,061	-	-	131,853	(111,799)	(514)	37,677

The accompanying notes are an integral part of these condensed financial statements

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Restated Statement of Stockholders’ Equity (Deficit)

								Deficit
								Accumulated	Accumulated	Total
	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid- In	During The Exploration	Other Comprehensive	Stockholders Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	Income	(Deficit)

Contributed capital from officer	-	-	-	-	-	-	1,425	-	-	1,425

Conversion of preferred shares into common stock	(8,000)	(8)	1,600,000	1,600	-	-	(1,592)	-	-	-

Private Placement	-	-	-	-	615,347	615	368,593	-	-	369,208

Private Placement	-	-	266,016	266	-	-	160,044	-	-	160,310

Conversion of preferred shares into common stock	(4,500)	(5)	900,000	900	-	-	(896)	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	12,203	12,203

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(641,192)	-	(641,192)

Balance, December 31, 2009	62,500	63	20,827,216	20,827	615,347	$615	659,427	(752,991)	11,690	(60,369)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(3,503)	(3,503)

Net loss for the period ended March 31, 2010	-	-	-	-	-	-	-	(45,187)	-	(45,187)

Balance, March 31, 2010	62,500	$63	20,827,216	$20,827	615,347	$615	$659,427	$(798,178)	$8,187	$(109,059)

The accompanying notes are an integral part of these financial statements

NORTHERN EMPIRE ENERGY CORP.
(A Exploration Stage Company)
Statements of Cash Flows

			April 24, 2006
	Three Months Ended		(inception) to
	March 31,	March 31,	March 31, 2010
	2010	2009	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(45,187)	$(54,443)	$(798,178)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,523
Changes in operating assets and liabilities:
Increase in:
Increase (decrease) in accounts payable and accrued expenses	22,198	(7,058)	118,421
Net cash used in operating activities	(22,990)	(61,500)	(197,984)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	40,920	(471,524)
Net cash used in investing activities	-	40,920	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	1,425	1,425
Common stock issued for cash	-	-	719,257
Net cash provided by financing activities	-	1,425	720,682

NET INCREASE (DECREASE) IN CASH	(22,990)	(19,155)	1,175

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(3,503)	(318)	8,187

CASH AND CASH EQUIVALENTS, Beginning of period	35,855	45,458	-

CASH AND CASH EQUIVALENTS, End of period	$9,362	$25,985	$9,362

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2010, the Company has accumulated operating losses of approximately $798,178 since inception.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2010 and December 31, 2009, a company affiliated with an officer of the Company and the officer was owed a total of $93,243 and $76,256, respectively, for consulting related fees and various expenses paid on the Company’s behalf. The unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable – related party.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 4 – RELATED PARTY TRANSACTIONS

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

NOTE 5 – CONCENTRATION OF CREDIT RISK

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

NOTE 6 – OIL AND GAS PROPERTIES

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

The Company believes the property is located in a merited geological setting with complete infrastructures, pipelines within the area. The Company needs to be successful in raising additional capital in order to conduct exploration and drill wells on the property, until this happens we have no way of projecting cash flows without a test well. Therefore the property was written down/impaired to $1 as of December 31, 2009, and a loss was recognized in the financial statements in the amount of $471,523.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 7 – STOCKHOLDER’S EQUITY

As of March 31, 2010 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock issuable and 62,500 shares of preferred stock issued and outstanding.

On April 24, 2006 (inception), the Company issued 361,900 shares of its common stock at $0.01 per share to its sole shareholder for $3,619.

On April 24, 2006, the Company issued 75,000 shares of its preferred stock in exchange for telephone calling equipment valued at $7,500.  Each share of the Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation.  This Series A preferred stock was issued with a beneficial conversion feature totaling $7,500.  If the preferred stock were to be converted into common stock, the common stock would be increased by 15,000,000 shares.

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

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 7 – STOCKHOLDER’S EQUITY (continued)

On December 15, 2009, the Company conducted a private placement of 266,016 shares of common stock at $0.60 per share for a total of $160,310. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

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

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil and Gas. This amendment makes amendments to paragraph 932-10-S99-1 due to SEC release No. 33-8995, Modernization of Oil and Gas Reporting. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting pronouncements through ASU 2010-19 and deemed that they were immaterial.

NOTE 9 –RESTATEMENTS

The Company has restated its financial statements for the quarter ended March 31, 2010 in this amended Quarterly Report on Form 10-Q, as a result of re-evaluating the guidance in ASC 470-20-25-4 (and 5) relating to Convertible Preferred Stock and to the guidance in ASC 470-20-30-8, where it is explained that the intrinsic value of the beneficial conversion feature cannot be greater than the proceeds allocated to the convertible instrument.  In consideration of the guidance, the Company has determined that the beneficial conversion feature should be limited to $7,500 (total proceeds allocated to the preferred stock) resulting in the following adjustment:

	Dr.	Cr.

Additional Paid in Capital	$1,485,000
Retained Earnings (Accumulated Deficit)		$1,485,000

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 9 –RESTATEMENTS (continued)

The effects of these restatements on the Company’s previously issued March 31, 2010 balance sheets and statements of stockholders’ equity are summarized as follows:

	As of March 31, 2010			As of December 31, 2009

	Original	Restated	Change	Original	Restated	Change

BALANCE SHEET

TOTAL ASSETS	9,362	9,362	-	35,856	35,856	-

TOTAL CURRENT LIABILITIES	118,423	118,423	-	96,225	96,225	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	63	63	-	63	63	-
Common stock	20,827	20,827	-	20,827	20,827	-
Stock payable, 615,347 shares	615	615	-	615	615	-
Additional paid-in capital	2,144,427	659,427	(1,485,000)	2,144,427	659,427	(1,485,000)
Deficit accumulated during exploration stage	(2,283,178)	(798,178)	1,485,000	(2,237,991)	(752,991)	1,485,000
Accumulated other comprehensive income	8,187	8,187	-	11,690	11,690	-

TOTAL STOCKHOLDERS’ DEFICIT	(109,059)	(109,059)	-	(60,369)	(60,369)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,363	$9,363	-	$35,856	$35,856	-

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 9 –RESTATEMENTS (continued)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)	Additional Paid-In Capital			Deficit Accumulated During the Exploration Stage

	Original	Restated	Change	Original	Restated	Change

Deemed interest from beneficial conversion feature on preferred stock	1,492,500	7,500	(1,485,000)	-	-	-

Net loss for the year ended December 31, 2006	-	-	-	(1,486,543)	(1,543)	1,485,000

Balance, December 31, 2006	1,509,241	24,241	(1,485,000)	(1,486,543)	(1,543)	1,485,000

Balance, December 31, 2007	1,509,241	24,241	(1,485,000)	(1,502,477)	(17,477)	1,485,000

Balance, December 31, 2008	1,616,853	131,853	(1,485,000)	(1,596,799)	(111,799)	1,485,000

Balance, December 31, 2009	2,144,427	659,427	(1,485,000)	(2,237,991)	(752,991)	1,485,000

Balance, March 31, 2010	2,144,427	659,427	(1,485,000)	(2,283,178)	(798,178)	1,485,000

NOTE 10 – SUBSEQUENT EVENTS

None.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The Company may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company’s suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Registration Statement for the fiscal year ended December 31, 2009.

Results of Operations

History and Organization

The Company was organized April 24, 2006 (Date of Inception) under the laws of the State of Nevada, as Political Calls, Inc.   The original business plan of the Company consisted of marketing telephone broadcasting messages for political campaigns.  On November 23, 2008, the Board of Directors and the majority vote of the Company’s shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to better reflect the Company’s new business direction.

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

Northern Empire Energy Corp. Funding Requirements

We do not have sufficient capital to fully develop our business plan. Management anticipates the Company will need to raise at least $2,000,000.There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.  Without additional funding, it is most likely that our business model will not succeed, and we shall be forced to curtail or even cease our operations.

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

For the period since inception through March 31, 2010, we generated limited revenues of $19,491.  Since our inception on April 24, 2006 we experienced an accumulated net loss of $(798,178).  We anticipate our operating expenses will increase as we start to develop oil wells.  We also anticipate that our ongoing operating expenses will increase since we are a reporting company under the Securities Exchange Act of 1934.

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

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid.  The Company’s need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs.  There are no assurances additional capital will be available to the Company on acceptable terms.

Going Concern

Going Concern - The Company experienced operating losses since its inception on April 24, 2006 through the period ended March 31, 2010.  The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations (see Financial Footnote 2).

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

Liquidity and Capital Resources

The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations.  These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business.  As of March 31, 2010, the company has current assets of $9,363 and currently liabilities of $118,423. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  In order for the Company to remain a Going Concern it will need to find additional capital.  Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.  No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Notwithstanding, management anticipates the Company will require additional capital of approximately $2,000,000 to further the Company’s business plan. Management plans to raise the monies by selling equity in the Company. There can be no assurance that additional capital will be available to the Company.

As a result of the Company’s current limited available cash, no officer or director received compensation through the three months ended March 31, 2010.  No officer or director received stock options or other non-cash compensation since the Company’s inception through March 31, 2010.  The Company has no employment agreements in place with its officers.  Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

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

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil and Gas. This amendment makes amendments to paragraph 932-10-S99-1 due to SEC release No. 33-8995, Modernization of Oil and Gas Reporting. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting pronouncements through ASU 2010-19 and deemed that they were immaterial.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Such material weaknesses include: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

As of March 31, 2010 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of March 31, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the discussion in Item 1, above, under “Liquidity and Capital Resources.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

NORTHERN EMPIRE ENERGY CORP.
Registrant

BY:	RANIERO CORSINI
Raniero Corsini, Chief Executive & Chief Financial Officer
DATED:	December 18, 2013