Form 10-Q
period 2010-06-30
NORTHERN EMPIRE ENERGY CORP.
filed 2014-02-05
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number   000-52725

NORTHERN EMPIRE ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-4765268
(State of incorporation)	(I.R.S. Employer ID No.)

Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7

(Address of Principal Executive Offices)

(416) 903-0059

(Issuer's Telephone Number)

118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada

(Former name or former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes |_|  No |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	|_|	Accelerated Filer	|_|
Non-accelerated Filer (Do not check if smaller reporting company)	|_|	Smaller Reporting Company	|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|  No |X|

At June 30, 2010, the Registrant had 20,827,216 common shares and 62,500 preferred shares outstanding.

Table of Contents
Northern Empire Energy Corp.
Index To Form 10-Q
For the Quarterly Period Ended June 30, 2010

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	1

	Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009	2

	Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009	3

	Notes to the Condensed Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	16

Signatures		17

PART I.  FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

NORTHERN EMPIRE ENERGY CORP.
(A Exploration Stage Company)
Condensed Balance Sheets

	As of	As of
	June 30, 2010	December 31, 2009
	(unaudited)	(audited & restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,330	$35,855
TOTAL CURRENT ASSETS	1,330	35,855

PROPERTY AND EQUIPMENT, net
Deposits	-	-
Oil and gas properties	1	1
TOTAL OTHER ASSETS	1	1

TOTAL ASSETS	$1,331	$35,856

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$19,386	$19,969
Accounts payable - related party	96,680	76,256
TOTAL CURRENT LIABILITIES	116,066	96,225

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of 6/30/10 and 12/31/09	63	63
Common stock; $0.001 par value; 195,000,000 shares authorized; 20,827,216 shares issued and outstanding as of 6/30/10 and 12/31/09	20,827	20,827
Stock payable; 615,347 shares
Additional paid-in capital	659,427	659,427
Deficit accumulated during exploration stage	(795,667)	(741,301)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(114,735)	(60,369)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,331	$35,856

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Exploration Stage Company)
Condensed Statements of Operations (unaudited)

	Three Months		Six Months		April 24, 2006
	Ended	Ended	Ended	Ended	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	5,603	31,221	35,238	85,406	265,139
Professional fees	1,500	-	17,000	-	76,496
TOTAL OPERATING EXPENSES	7,103	31,221	52,238	85,406	341,635

LOSS FROM OPERATIONS	(7,103)	(31,221)	(52,238)	(85,406)	(322,144)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	6,014	-	9,562	-	(2,000)
Loss on impairment of oil and gas rights	-	-	-	-	(471,523)
TOTAL OTHER EXPENSES	6,014	-	9,562	-	(473,523)

NET LOSS	(1,089)	(31,221)	(42,676)	(85,406)	(795,667)

NET LOSS PER SHARE - BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	20,827,216	18,861,200	20,827,216	19,261,200

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			April 24, 2006
	Six Months Ended		(inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(42,676)	$(85,406)	$(795,667)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,523
Changes in operating assets and liabilities:
Increase in:
Increase (decrease) in accounts payable and accrued expenses	19,841	(4,507)	116,066
Net cash used in operating activities	(22,835)	(89,913)	(197,828)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	40,435	(471,524)
Net cash used in investing activities	-	40,435	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,425
Common stock issued for cash	-	-	719,257
Net cash provided by financing activities	-	-	720,682

NET INCREASE (DECREASE) IN CASH	(22,835)	(49,478)	1,330

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(11,690)	-	-

CASH AND CASH EQUIVALENTS, Beginning of period	35,855	49,688	-

CASH AND CASH EQUIVALENTS, End of period	$1,330	$210	$1,330

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 – BUSINESS AND ORGANIZATION

Northern Empire Energy Corporation (The Company) was organized on April 24, 2006, under the laws of the State of Nevada. The Company is engaged in the acquisition with the intent to develop mineral properties. Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 915-10 (“ASC 915-10”), "Development Stage Entities," the Company is classified as an exploration stage company.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2010, the Company has accumulated operating losses of approximately $795,667 since inception.  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Loss Per Common Share

FASB ASC Topic 260-10, “Earnings per Share”, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

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

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties (continued)

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

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments

The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted FASB ASC topic 830 “Foreign Currency Matters”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2010 and December 31, 2009, a company affiliated with an officer of the Company and the officer was owed a total of $96,680 and $76,256, respectively, for consulting related fees and various expenses paid on the Company’s behalf. The unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable – related party.

NOTE 6 – CONCENTRATION OF CREDIT RISK

Cash Balances

The Company maintains its cash in various financial institutions in both the United States and Canada.  Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.  All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.  Balances maintained in Canada are insured by the Canada Deposit Insurance Corporation for balances up to $100,000 at each bank. As of June 30, 2010, the Company did not have any cash balances that were greater than the insured amount for both the FDIC and CDIC.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 7 – OIL AND GAS PROPERTIES

On December 16, 2009, the Company entered into a “Formal option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation. The Company agreed to purchase certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000 Canadian Dollars). The properties are not producing as of June 30, 2010 and have not yet been amortized on the balance sheet. As a part of the agreements, the Company has a minimum lease rental fee obligation of $8,064 per year for 5 years, starting December 18, 2009 and ending December 18, 2014.

The Company believes the property is located in a merited geological setting with complete infrastructures, pipelines within the area. The Company needs to be successful in raising additional capital in order to conduct exploration and drill wells on the property, until this happens we have no way of projecting cash flows without a test well. Therefore, as of December 31, 2009, the property was written down/impaired to $1 and a loss was recognized in the financial statements in the amount of $471,523.

NOTE 8 – STOCKHOLDER’S EQUITY

As of June 30, 2010 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock issuable and 62,500 shares of preferred stock issued and outstanding.

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

On November 17, 2008, David Gallagher, a former officer and director of the Company, returned his 361,900 restricted shares of common stock to the corporate treasury in exchange for $50,000 and the Company's specialized phone equipment with a book value of $4,750.  The shares were then cancelled by the Company’s transfer agent.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 8 – STOCKHOLDER’S EQUITY (continued)

On February 27, 2009, 8,000 preferred shares of stock were converted into 1,600,000 shares of common stock at a conversion rate of 200 to 1.

On September 10, 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of June 30, 2010, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder’s Equity. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and believes there are no events to disclose.

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

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  We are an exploration stage corporation and have generated limited revenues from operations.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

We have limited resources and there is no assurance that future financing will be available to us on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Overview of Operations

History and Organization

The Company was organized April 24, 2006 (date of inception) under the laws of the State of Nevada, as Political Calls, Inc.   The original business plan of the Company consisted of marketing telephone broadcasting messages for political campaigns.  On November 23, 2008, the Board of Directors and the majority vote of the Company's shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to better reflect the Company's new business direction in oil and gas exploration.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol NOEE.  Our principal executive offices are located at Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7.  Our telephone number is (416) 903-0059.

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

Our Exploration Property

In November 2008, we entered into an Option Agreement with Maguire Resources Ltd., a corporation having an office at 300-840 6th Ave SW in Calgary, Alberta, Canada.  Maquire granted an option to the Company to earn a 40% interest in the Turin Project by incurring 100% of the drilling and completion costs up to a five well drilling program. This a non-operating working interest and/or royalty owner participation position in oil and gas project, is located in the Turin area of south-east Alberta, Canada, specifically section 28, township 10, range 19 west of the 4th meridian.  The option interest consists of several potential hydrocarbon zones in the area including (starting from the shallowest formation), the Milk River, Second White Specks, Barons, Bow Island, Glauconite and the Lower Mannville sandstones plus the Livingston Carbonate.

The option, if exercised, would allow the Company to acquire up to a 40% non-operating working interest, subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring expenditures of $2 million, 100% of the drilling and completion costs in a five well drilling program.  By drilling an initial well on the Turin Project the Company could earn 25% of a shut-in gas well subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring 100% of completion and tie in costs, located in the land of interest.

After completing a detailed geological, geophysical and seismic review, including current project economics, the Company has decided it is not in its best interests to proceed with its option to earn a 45% interest in the Turin Prospect.

On December 16, 2009 the Company entered into a "Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" with Angels Exploration Fund, Inc., an Alberta Corporation.  Northern Empire Energy Corp. agreed to purchase from Angels Exploration Fund Inc. certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars).  The Company believes the property is located in a merited geological setting with complete infrastructures and pipelines within the area.  The Redwater Atoll Reef is classified as one of the major petroleum fields in the world, of Leduc age and a prolific oil reservoir. In excess of 700 million barrels of oil have been produced from the Redwater oil field to date.

The Company needs to be successful in raising additional capital in order to conduct exploration and drill wells on the property.  Until this happens we have no way of projecting cash flows without a test well. At December 31, 2009 the property was written down/impaired to $1 and a loss was recognized in the financial statements in the amount of $471,523.

On January 27, 2010, the Company announced it had acquired 100% of the Petroleum and Natural Gas lease rights on nine sections in the Redwater Region, north-east of Edmonton Alberta, Canada; the “Waskatenau Prospect”,  consisting of 5760 acres located 15 miles North East of the giant Redwater Oil Field.  Several (12) geophysical targets have been identified throughout the Wasatenau Prospect and the Company's 2010 Exploration Program plans to define and prioritize these targets.

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

As of June 30, 2010, the Company has current assets of $1,330 and current liabilities of $116,066. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  In order for the Company to remain a Going Concern it will need to find additional capital.  Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.  No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition.

As a result of the Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2010.  No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2010.  The Company has no employment agreements in place with its officers.  Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Results of Operations for the three months ended June 30, 2010

During the three months ended June 30, 2010, the Company had a net loss of $(1,089) versus a net loss of $(31,221) for the same period last year.  For the three months ending June 30, 2010, much of the Company’s resources were directed at maintaining the Company in good standing. The Company incurred expenses consisting of professional fees $1,500 and general and administrative expenses $5,603.

During the three months ended June 30, 2010 and 2009, the company did not generate any revenue.

Results of Operations for the six months ended June 30, 2010

During the six months ended June 30, 2010, the Company had a net loss of $(42,676) versus a net loss of $(85,406) for the same period last year.  For the six months ending June 30, 2010, the Company experienced general and administrative expenses of $35,238 and professional fees of $17,000.

For the period since inception through June 30, 2010, we generated limited revenues of $19,491.  Since our inception on April 24, 2006 we experienced an accumulated net loss of $(795,667).  We anticipate our operating expenses will increase as we start to develop oil wells.  We also anticipate that our ongoing operating expenses will increase since we are a reporting company under the Securities Exchange Act of 1934.

Going Concern

Going Concern - The Company experienced operating losses since its inception on April 24, 2006 through the period ended June 30, 2010.  The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations (see Financial Footnote 3).

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2010, we did not have any employees.  We are dependent upon our sole officer and director for our future business development.  As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

New Accounting Standards

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As of June 30, 2010 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of June 30, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

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

ITEM 1A.         RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.            OTHER INFORMATION

On May 19, 2010, Peter Forrest notified the Board that he would resign as a Director of the Company.   Mr. Forrest resigned from his position to pursue other personal interests.   The resignation became effective immediately.

ITEM 6.            EXHIBITS

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

NORTHERN EMPIRE ENERGY CORP.
Registrant

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive & Chief Financial Officer
DATED:	February 4, 2014