Form 10-Q
period 2010-09-30
NORTHERN EMPIRE ENERGY CORP.
filed 2014-02-05
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(Issuer’s Telephone Number)

118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada

(Former name or former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes |_|  No |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	|_|	Accelerated Filer	|_|
Non-accelerated Filer (Do not check if smaller reporting company)	|_|	Smaller Reporting Company	|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|  No |X|

At September 30, 2010, the Registrant had 20,827,216 common shares and 62,500 preferred shares outstanding.

Table of Contents
Northern Empire Energy Corp.
Index To Form 10-Q
For the Quarterly Period Ended September 30, 2010

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009	2

	Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	3

	Notes to the Condensed Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	16

Signatures		17

PART I.  FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

	As of	As of
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited & Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$163	$35,855
TOTAL CURRENT ASSETS	163	35,855

PROPERTY AND EQUIPMENT, net
Deposits	-	-
Oil and gas properties	1	1
TOTAL OTHER ASSETS	1	1

TOTAL ASSETS	$164	$35,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$19,354	$19,969
Accounts payable - related party	95,557	76,256
TOTAL CURRENT LIABILITIES	114,911	96,225

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of September 30, 2010 and December 31, 2009	63	63
Common stock; $0.001 par value; 195,000,000 shares authorized; 20,827,216 shares issued and outstanding as of September 30, 2010 and December 31, 2009	20,827	20,827
Stock payable; 615,347 shares	615	615
Additional paid-in capital	659,427	659,427
Deficit accumulated during exploration stage	(795,679)	(741,301)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(114,747)	(60,369)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$164	$35,856

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Statements of Operations

	Three Months		Nine Months		April 24, 2006
	Ended	Ended	Ended	Ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	197	8,281	35,435	93,687	265,336
Exploration costs	-	5,346	-	5,346	5,346
Professional fees	-	28,758	17,000	28,758	76,496
TOTAL OPERATING EXPENSES	197	42,385	52,435	127,791	347,178

LOSS FROM OPERATIONS	(197)	(42,385)	(52,435)	(127,791)	(327,687)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	185	9,748	9,747	9,748	3,531
Loss on impairment of oil and gas rights	-	-	-	-	(471,523)
TOTAL OTHER EXPENSES	185	9,748	9,747	9,748	(467,992)

NET LOSS	(12)	(32,637)	(42,688)	(118,043)	(795,679)

NET LOSS PER SHARE - BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	20,827,216	18,994,971	20,827,216	19,306,280

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			April 24, 2006
	Nine Months Ended		(inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(42,688)	$(118,043)	$(795,679)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,523
Changes in operating assets and liabilities:
Increase in:
Increase (decrease) in accounts payable and accrued expenses	18,686	(5,859)	114,911
Net cash used in operating activities	(24,002)	(123,902)	(198,995)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	40,435	(471,524)
Net cash used in investing activities	-	40,435	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,425
Common stock issued for cash	-	369,208	719,257
Net cash provided by financing activities	-	369,208	720,682

NET INCREASE (DECREASE) IN CASH	(24,002)	285,741	163

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(11,690)	9,748	-

CASH AND CASH EQUIVALENTS, Beginning of period	35,855	49,688	-

CASH AND CASH EQUIVALENTS, End of period	$163	$345,177	$163

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2010, the Company has accumulated operating losses of approximately $795,679 since inception.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2010 and December 31, 2009, a company affiliated with an officer of the Company and the officer was owed a total of $95,557 and $76,256, respectively, for consulting related fees and various expenses paid on the Company’s behalf. The unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable – related party.

NOTE 6 – CONCENTRATION OF CREDIT RISK

Cash Balances

The Company maintains its cash in various financial institutions in both the United States and Canada.  Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.  All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.  Balances maintained in Canada are insured by the Canada Deposit Insurance Corporation for balances up to $100,000 at each bank. As of September 30, 2010, the Company did not have any cash balances that were greater than the insured amount for both the FDIC and CDIC.

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 7 – OIL AND GAS PROPERTIES

On December 16, 2009, the Company entered into a “Formal option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation. The Company agreed to purchase certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000 Canadian Dollars). The properties are not producing as of September 30, 2010 and have not yet been amortized on the balance sheet. As a part of the agreements, the Company has a minimum lease rental fee obligation of $8,064 per year for 5 years, starting December 18, 2009 and ending December 18, 2014.

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

NOTE 8 – STOCKHOLDER’S EQUITY

As of September 30, 2010 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock issuable and 62,500 shares of preferred stock issued and outstanding.

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

NORTHERN EMPIRE ENERGY CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 8 – STOCKHOLDER’S EQUITY (continued)

On September 10, 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of September 30, 2010, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder’s Equity. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

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

Overview of Operations

History and Organization

The Company was organized April 24, 2006 (date of inception) under the laws of the State of Nevada, as Political Calls, Inc.   The original business plan of the Company consisted of marketing telephone broadcasting messages for political campaigns.  On November 23, 2008, the Board of Directors and the majority vote of the Company’s shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to better reflect the Company’s new business direction in oil and gas exploration.

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

The option, if exercised, would allow the Company to acquire up to a 40% non-operating working interest, subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring expenditures of $2 million, 100% of the drilling and a completion costs in a five well drilling program.  By drilling an initial well on the Turin Project the Company could earn 25% of a shut-in gas well subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring 100% of completion and tie in costs, located in the land of interest.

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

On January 27, 2010, the Company announced it had acquired 100% of the Petroleum and Natural Gas lease rights on nine sections in the Redwater Region, north-east of Edmonton Alberta, Canada; the “Waskatenau Prospect”, consisting of 5760 acres located 15 miles North East of the giant Redwater Oil Field.  Several (12) geophysical targets have been identified throughout the Wasatenau Prospect and the Company’s 2010 Exploration Program plans to define and prioritize these targets.

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

As of September 30, 2010, the Company has current assets of $163 and current liabilities of $114,911. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  In order for the Company to remain a Going Concern it will need to find additional capital.  Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.  No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition.

As a result of the Company’s current limited available cash, no officer or director received compensation through the nine months ended September 30, 2010.  No officer or director received stock options or other non-cash compensation since the Company’s inception through September 30, 2010.  The Company has no employment agreements in place with its officers.  Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Results of Operations for the three months ended September 30, 2010

During the three months ended September 30, 2010, the Company had a net loss of $(12) versus a net loss of $(32,637) for the same period last year.  For the three months ending September 30, 2010 the Company incurred general and administrative expenses of $197.

During the three months ended September 30, 2010 and 2009, the company did not generate any revenue.

Results of Operations for the nine months ended September 30, 2010

During the nine months ended September 30, 2010, the Company had a net loss of $(42,688) versus a net loss of $(118,043) for the same period last year.  For the nine months ending September 30, 2010, the Company incurred general and administrative expenses of $35,435 and professional fees of $17,000.

For the period since inception through September 30, 2010, we generated limited revenues of $19,491.  Since our inception on April 24, 2006 we experienced an accumulated net loss of $(795,679).  We anticipate our operating expenses will increase as we increase operations.  We also anticipate that our ongoing operating expenses will increase since we are a reporting company under the Securities Exchange Act of 1934.

Going Concern

Going Concern - The Company experienced operating losses since its inception on April 24, 2006 through the period ended September 30, 2010.  The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations (see Financial Footnote 3).

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of September 30, 2010, we did not have any employees.  We are dependent upon our sole officer and director for our future business development.  As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As of September 30, 2010 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of September 30, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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