Form 10-K
period 2010-12-31
NORTHERN EMPIRE ENERGY CORP.
filed 2014-02-26
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[X]     No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year:

The aggregate market value of the issuer’s common stock held by non-affiliates (2,827,216) as of the most recently completely fiscal quarter, computed at the par value of the stock at $0.001 was $2,827 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On December 31, 2010, the Registrant had 20,827,216 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

Index

NORTHERN EMPIRE ENERGY CORP.

Index

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

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward- looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to raise additional financing for working capital;

•	deterioration in general or regional economic, market and political conditions;

•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may  require management to make estimates about matters that are inherently uncertain;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•	inability to efficiently manage our operations;

•	inability to achieve future operating results;

•	ability to recruit and hire key employees;

•	inability of management to effectively implement our strategies and business plans; and

•	other risks and uncertainties detailed in this report.

In this form 10-K references to “Northern Empire Energy Corp.”, “the Company”, “we,” “us,” and “our” refer to Northern Empire Energy Corp.

Index

PART I

ITEM 1.                 BUSINESS

History and Organization

The Company was organized April 24, 2006 (date of inception) under the laws of the State of Nevada, as Political Calls, Inc.   The original business plan of the Company consisted of marketing telephone broadcasting messages for political campaigns.  On November 17, 2008, the Board of Directors and the majority vote of the Company’s shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to better reflect the Company’s new business direction in oil and gas exploration.  At December 31, 2010, our principal executive offices were located at 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.

Our Business

Our original plan of operation was to engage in oil and gas exploration that focuses on the acquisition of oil and natural gas interests; including leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, and production payments in Canada.  We intended to pursue prospects in partnership with other companies with exploration, development and production expertise and to pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.

In November 2008, we entered into an Option Agreement with Maguire Resources Ltd., a corporation in Calgary, Alberta, Canada.  Maquire granted an option to the Company to earn a 40% interest in the Turin Project by incurring 100% of the drilling and completion costs up to a five well drilling program. The non-operating working interest and/or royalty owner participation position in oil and gas project, is located in the Turin area of south-east Alberta, Canada, specifically section 28, township 10, range 19 west of the 4th meridian.  The option interest consisted of several potential hydrocarbon zones in the area including (starting from the shallowest formation), the Milk River, Second White Specks, Barons, Bow Island, Glauconite and the Lower Mannville sandstones plus the Livingston Carbonate. The option, if exercised, would allow the Company to acquire up to a 40% non-operating working interest, subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring expenditures of $2 million, 100% of the drilling and completion costs in a five well drilling program.  By drilling an initial well on the Turin Project the Company could earn 25% of a shut-in gas well subject to a 31% G.O.R. (Gross Overriding Royalty) by incurring 100% of completion and tie in costs, located in the land of interest.

After completing a detailed geological, geophysical and seismic review, including current project economics, the Company decided it is not in its best interests to proceed with the option to earn a 45% interest in the Turin Prospect.

In December 2009 the Company entered into a “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation.  Northern Empire Energy Corp. agreed to purchase from Angels Exploration Fund Inc. certain petroleum and natural gas rights within Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars).  On January 27, 2010, the Company announced it had acquired 100% of the Petroleum and Natural Gas lease rights on nine sections in the Redwater Region, north-east of Edmonton, Alberta; the “Waskatenau Prospect”,  consisting of 5,760 acres located 15 miles North East of the giant Redwater Oil Field.  Several geophysical targets were identified throughout the Wasatenau Prospect and the Company’s 2010 Exploration Program had planned to define and prioritize these targets.

As of December 31, 2010, the properties were not producing and have not yet been amortized on the balance sheet.  The Company has been unable to secure additional financing to conduct exploration and drill wells on its oil and gas properties.  Consequently, the Company decided that to forfeit the Petroleum and Natural Gas lease rights on the Waskatenau Prospect.  During the year ended December 31, 2010, the Company terminated the “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights”.  At the end of the period, the Company had no further interest in any petroleum or natural gas properties and became a shell corporation whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

Index

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

Merger or Acquisition of a Candidate

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

We anticipate that we will contact broker/dealers and other persons with whom our sole officer and director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will:

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
-	be in need of funds to develop a new product or service or to expand into a new market;
-
be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

Depending upon the nature of the transaction, our sole officer and director may resign his management positions in connection with our acquisition of a business opportunity.

In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

Index

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or director is currently affiliated.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management’s analysis of the quality of the other company’s management and personnel,
-	the anticipated acceptability of new products or marketing concepts,
-
the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders’ advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

Index

-	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;
-	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;
-
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

-
Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-	The extent to which the business opportunity can be advanced;
-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
-	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
-	The cost of our participation as compared to the perceived tangible and intangible values and potential; and
-
The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. Not one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as:

-	a description of products
-	services and company history
-	management resumes
-	financial information
-	available projections, with related assumptions upon which they are based
-	an explanation of proprietary products and services;
-	evidence of existing patents, trademarks, or services marks, or rights thereto
-	present and proposed forms of compensation to management
-	a description of transactions between such company and its affiliates during relevant periods
-	a description of present and required facilities

Index

-	an analysis of risks and competitive conditions
-	a financial plan of operation and estimated capital requirements
-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

-	and other information deemed relevant.

As part of our investigation, our sole officer and director:

-	may meet personally with management and key personnel,
-	may visit and inspect material facilities,
-	obtain independent analysis or verification of certain information provided,
-	check references of management and key personnel, and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include:

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,
-
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

-
acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

-	leases, purchase and sale agreements,
-	licenses,
-	joint ventures and
-	other contractual arrangements.

We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and director may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

Index

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

Although the terms of such agreement cannot be predicted, generally such an agreement would require:

-	specific representations and warranties by all of the parties thereto,
-	specify certain events of default,
-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
-	outline the manner of bearing costs if the transaction is not closed,
-	set forth remedies upon default, and
-	include miscellaneous other terms.

We anticipate that we, and/or our sole officer, director and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

Index

Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

We expect to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

ITEM 1A.              RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.                 PROPERTIES

We own no real property. As at December 31, 2010, we maintained limited office space located at 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Our president provides us his office in which we conduct business on our behalf.   We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.

Index

ITEM 3.                 LEGAL PROCEEDINGS

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

ITEM 4.

Removed and reserved.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Northern Empire Energy Corp.’s common stock, $0.001 par value, is traded on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter Bulletin Board (OTCBB) under the symbol:  NOEE.  The stock was cleared for trading on the OTC-Bulletin Board on October 16, 2007 under the name Political Calls, Inc.

There is no established trading market for shares of our common stock and there have been a limited number of trades of our common stock on the OTC Bulletin Board (“OTCBB”) during the last two fiscal years.  There is not currently a bid or ask price information for shares of our common stock on the OTCBB.  We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTC Pink marketplace.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2010

Fourth Quarter 10-1-10 to 12-31-10	No activity	No activity
Third Quarter 07-1-10 to 09- 30-10	No activity	No activity
Second Quarter 04-1-10 to 06-30-10	No activity	No activity
First Quarter 01-1-10 to 03-31-10	No activity	No activity

Fiscal Year	High Bid	Low Bid
2009

Fourth Quarter 10-1-09 to 12-31-09	$0.55	$0.40
Third Quarter 07-1-09 to 09-30-09	$0.55	$0.15
Second Quarter 04-1-09 to 06-30-09	$0.15	$0.01
First Quarter 01-1-09 to 03-31-09	No activity	No activity

Index

Holders of Common Stock

As of December 31, 2010, there were approximately fifty-three (53) holders of record of our Common Stock and 20,827,216 shares outstanding.

Holders of Preferred Stock

On April 24, 2006, the Company issued 75,000 shares (adjusted post- split) of its preferred stock to seven (7) holders of record. Each share of the Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation.  The conversion of all of the preferred stock would equate to 15,000,000 common shares.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying cash dividends to shareholders in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

 Recent Sales of Unregistered Securities

On September 11, 2009, the Company closed a private placement offering for total gross proceeds representing $369,208 for 615,347 unregistered and restricted common shares of the Company’s stock to one Canadian investor.  The principal amount of each Unit of this offering includes a Unit which consists of one common share of Northern Empire Energy Corp. (a “Common Share”) at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

On December 18, 2009, Northern Empire Energy Corp. conducted a private placement offering for total gross proceeds of $160,310 for 266,016 unregistered and restricted common shares of the Company’s stock to one Canadian investor.  The principal amount of each Unit of this offering includes a Unit which consists of one common share of Northern Empire Energy Corp. (a “Common Share”) at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

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

Issuer Purchases of Equity Securities

On or about November 17, 2008, David Gallagher, a former officer of the Company returned to the Treasury and the Company cancelled 361,900 shares of his common stock in exchange for $50,000 and the Company’s specialized phone equipment.

ITEM 6.                 SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company’s management.  Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  We are a development stage corporation and have generated limited revenues from operations.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Overview of Current Operations

In December 2009 we entered into a “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation.  We agreed to purchase from Angels Exploration Fund Inc. certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars).  On January 27, 2010, the Company announced it had acquired 100% of the Petroleum and Natural Gas lease rights on nine sections in the Redwater Region, north-east of Edmonton,  Alberta; the “Waskatenau Prospect”,  consisting of 5,760 acres located 15 miles North East of the giant Redwater Oil Field.  Several (12) geophysical targets had been identified throughout the Waskatenau Prospect and the Company’s 2010 Exploration Program planned to define and prioritize these targets.

The Company has been unable to secure additional financing to conduct exploration and drill wells on its oil and gas properties.  Consequently, the Company decided to forfeit the Petroleum and Natural Gas lease rights on the Waskatenau Prospect.  During the year ended December 31, 2010, the Company terminated the “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights”.  At the end of the period, the Company had no further interest in any petroleum or natural gas properties and became a shell corporation whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

Our plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Results of Operations for the years ended December 31, 2010 and 2009

We had a net loss of $(59,250) for the year ended December 31, 2010 compared to a net loss of $(628,989) for the year ended December 31, 2009.  We did not generate any revenues during the fiscal years ended December 31, 2010 and December 31, 2009.  Since our inception on April 24, 2006 our accumulated deficit is $(800,552).

In fiscal 2009, the Company’s loss was considerably higher due to increased operating expenses and loss on impairment of oil and gas rights on the Waskatenau Prospect.  Operating expenses consisting of professional fees and general and administrative fees were $54,140 and $157,353 for the years ended December 31, 2010 and 2009, respectively.

Index

Summary of any product research and development that we will perform for the term of our plan of operation.

We did not have any product research or development activities for the fiscal year ending December 31, 2010.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of December 31, 2010, we did not have any employees.  We are dependent upon our officers and directors for our future business development.  As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At December 31, 2010, we had total assets of $140, comprised solely of cash.  Our liabilities were $119,760, resulting in a working capital deficit of $(119,620), compared to $35,856 in total assets and total liabilities of $96,225 for the year ended December 31, 2009.

We earned $19,491 revenues since our inception on April 24, 2006 through December 31, 2010. We generated no revenues for the fiscal year ending December 31, 2010.  We do not anticipate generating any revenues for the foreseeable future.
We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

The Company’s management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

Going Concern

As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations.  The financial statements included in this annual report have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.  If we are not to continue as a going concern, it would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Index

Critical Accounting Policies and Estimates

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Our accounting policies are described in the notes to the financial statements included in this Annual Report on Form 10-K.

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financials

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Empire Energy Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and since inception on April 24, 2006 through December 31, 2010. Northern Empire Energy Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and since inception on April 24, 2006 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no current revenues, has negative working capital at December 31, 2010, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
February 18, 2014

50 S. Jones Blvd. Suite 201 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Balance Sheets

	As of	As of
	December 31, 2010	December 31, 2009
	(Audited)	(Audited & Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$140	$35,855
TOTAL CURRENT ASSETS	140	35,855

PROPERTY AND EQUIPMENT, net
Oil and gas properties	-	1
TOTAL OTHER ASSETS	-	1

TOTAL ASSETS	$140	$35,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,542	$19,969
Accounts payable - related party	98,218	76,256
TOTAL CURRENT LIABILITIES	119,760	96,225

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of December 31, 2010 and December 31, 2009	63	63
Common stock; $0.001 par value; 195,000,000 shares authorized; 20,827,216 shares issued and outstanding as of December 31, 2010 and December 31, 2009	20,827	20,827
Stock payable: 615,347 shares	615	615
Additional paid-in capital	659,427	659,427
Deficit accumulated during exploration stage	(800,552)	(741,302)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(119,620)	(60,370)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$140	$35,855

The accompanying notes are an integral part of these financial statements.

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statements of Operations

			April 24, 2006
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
REVENUES	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	37,140	130,690	267,041
Professional fees	17,000	26,663	76,496
TOTAL OPERATING EXPENSES	54,140	157,353	343,537

LOSS FROM OPERATIONS	(54,140)	(157,353)	(324,046)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	(5,109)	(113)	(4,983)
Loss on impairment of oil and gas rights	(1)	(471,523)	(471,524)
TOTAL OTHER EXPENSES	(5,110)	(471,636)	(476,507)

NET LOSS	(59,250)	(628,989)	(800,552)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.03)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	20,827,216	19,794,830

The accompanying notes are an integral part of these financial statements.

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

								Deficit
								Accumulated	Total
	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid- In	During The Exploration	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	(Deficit)

Balance, April 24, 2006	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.01 per share	-	-	361,900	362	-	-	3,257	-	3,619

Shares issued for equipment at $0.10 per share	75,000	75	-	-	-	-	7,425	-	7,500

Deemed interest from beneficial conversion feature on preferred stock	-	-	-	-	-	-	7,500	-	7,500

Shares issued for cash at $0.10 per share	-	-	61,200	61	-	-	6,059	-	6,120

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,543)	(1,543)

Balance, December 31, 2006	75,000	75	423,100	423	-	-	24,241	(1,543)	23,196

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(15,934)	(15,934)

Balance, December 31, 2007	75,000	75	423,100	423	-	-	24,241	(17,477)	7,262

Shares issued for cash at $0.01 per share	-	-	18,000,000	18,000	-	-	162,000	-	180,000

Share cancelled from prior officer for cash and assets of the Company	-	-	(361,900)	(362)	-	-	(54,388)	-	(54,750)

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(94,836)	(94,836)

Balance, December 31, 2008	75,000	75	18,061,200	18,061	-	-	131,853	(112,313)	37,676

The accompanying notes are an integral part of these financial statements.

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

								Deficit
								Accumulated	Total
	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid- In	During The Exploration	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	(Deficit)

Contributed capital from officer	-	-	-	-	-	-	1,425	-	1,425

Conversion of preferred shares into common stock	(8,000)	(8)	1,600,000	1,600	-	-	(1,592)	-	-

Private Placement	-	-	-	-	615,347	615	368,593	-	369,208

Private Placement	-	-	266,016	266	-	-	160,044	-	160,310

Conversion of preferred shares into common stock	(4,500)	(5)	900,000	900	-	-	(896)	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(628,989)	(628,989)

Balance, December 31, 2009	62,500	63	20,827,216	20,827	615,347	615	659,427	(741,302)	(60,370)

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	(59,250)	(59,250)

Balance, December 31, 2010	62,500	$ 63	20,827,216	$ 20,827	615,347	$ 615	$ 659,427	$ (800,552)	$ (119,620)

The accompanying notes are an integral part of these financial statements.

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statements of Cash Flows

			April 24, 2006
	Year Ended		(inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(59,250)	$(628,989)	$(800,552)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	1	471,523	471,524
Changes in operating assets and liabilities:
Increase in:
Increase (decrease) in accounts payable and accrued expenses	23,534	47,523	119,760
Net cash used in operating activities	(35,715)	(109,943)	(199,018)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	(431,089)	(471,524)
Net cash used in investing activities	-	(431,089)	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	1,425	1,425
Common stock issued for cash	-	529,518	719,257
Net cash provided by financing activities	-	530,943	720,682

NET INCREASE (DECREASE) IN CASH	(35,715)	(10,089)	140

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	486	-

CASH AND CASH EQUIVALENTS, Beginning of period	35,855	45,458	-

CASH AND CASH EQUIVALENTS, End of period	$140	$35,855	$140

The accompanying notes are an integral part of these financial statements.

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and December 31, 2009

NOTE 1 – BUSINESS AND ORGANIZATION

Northern Empire Energy Corp. (the “Company”) was organized on April 24, 2006, under the laws of the State of Nevada. The Company is a Development Stage Company, as defined by ASC 915 “Development Stage Entities”. The Company’s principal business plan up to December 31, 2010 was to engage in oil and gas exploration. The Company is now seeking alternative business opportunities and is furthering its business plan.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2010, the Company has accumulated operating losses of approximately $800,552 since inception.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

Basis of Accounting

The basis is United States generally accepted accounting principles.

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

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and December 31, 2009

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

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and December 31, 2009

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at December 31, 2010 and 2009, the Company has cash equivalents in the amount of $ nil and $nil are over the federally insured limit.

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and December 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2010 and December 31, 2009, a company affiliated with an officer of the Company and the officer was owed a total of $98,218 and $76,256, respectively, for consulting related fees and various expenses paid on the Company’s behalf. The unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable – related party.

NOTE 5 – OIL AND GAS PROPERTIES

On December 16, 2009, the Company entered into a “Formal option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation. The Company agreed to purchase certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000 Canadian Dollars). As a part of the agreements, the Company had a minimum lease rental fee obligation of $8,064 per year for 5 years, starting December 18, 2009 and ending December 18, 2014. The properties are not producing as of December 31, 2010 and have not yet been amortized on the balance sheet.  The Company needs to be successful in raising additional capital in order to conduct exploration and drill wells on the property, until this happens we have no way of projecting cash flows without a test well. Therefore, as of December 31, 2009, the property was written down/impaired to $1 and a loss was recognized in the financial statements in the amount of $471,523.

During the year ended December 31, 2010, the Company terminated the “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights”.  As at the end of the period, the Company had no further interest in any petroleum or natural gas properties and became a shell corporation whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

NOTE 6 – STOCKHOLDER’S EQUITY

As of December 31, 2010 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock payable, and 62,500 shares of preferred stock issued and outstanding.

On April 24, 2006 (inception), the Company issued 361,900 shares of its common stock at $0.01 per share to a sole shareholder for $3,619.

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and December 31, 2009

NOTE 6 – STOCKHOLDER’S EQUITY (continued)

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

In September 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of December 31, 2010, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder’s Equity. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and December 31, 2009

NOTE 8 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740 which requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2010	December 31, 2009

Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009

NOL carryover	$800,552	$741,302
Valuation allowance	(800,552)	(741,302)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $nil for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and December 31, 2009

NOTE 9 –RECLASSIFICATIONS AND RESTATEMENTS

Restatements:

On December 19, 2013, the Company restated its financial statements for the year ended December 31, 2009 in the amended Annual Report on Form 10-K, as a result of re-evaluating the guidance in ASC 470-20-25-4 (and 5) relating to Convertible Preferred Stock and to the guidance in ASC 470-20-30-8, where it is explained that the intrinsic value of the beneficial conversion feature cannot be greater than the proceeds allocated to the convertible instrument.  In consideration of the guidance, the Company determined that the beneficial conversion feature should be limited to $7,500 (total proceeds allocated to the preferred stock) resulting in the following adjustment:

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

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and December 31, 2009

NOTE 9 –RECLASSIFICATIONS AND RESTATEMENTS (continued)

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

Furthermore, this current report on Form 10-K contains additional restatements at December 31, 2009, to correct an accounting error related to additional other comprehensive income made in the prior year’s financial statements.  Details are discussed below:

Statements of Operations: As result of an accounting error at December 31, 2009, the Company recorded additional other comprehensive income (AOCI) from foreign currency translation adjustment in the amount of $12,203, however at December 31, 2010 the Company recognized that no foreign currency translation adjustment needed to be recorded and the $12,203 gain offset by the foreign currency translation expense of $($12,316) resulted in an adjustment of $ 113 on the statement of operations.

Statement of Stockholders’ Equity:  As noted above, due to the fact that the additional other comprehensive income needs to be adjusted retroactively to correspond to the December 31, 2010 presentation, the AOCI amounts at December 31, 2008 and 2009 have been added to net loss for the respective periods.

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and December 31, 2009

NOTE 9 –RECLASSIFICATIONS AND RESTATEMENTS (continued)

The effects of these restatements on the Company’s previously issued December 31, 2009 statement of operations and statement of stockholders’ equity is summarized as follows:

	Previously Reported		Restated
	Year Ended		Year Ended
	December 31,		December 31,
	2009	Net Change	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	130,690	-	130,690
Professional fees	26,663	-	26,663
TOTAL OPERATING EXPENSES	157,353	-	157,353

LOSS FROM OPERATIONS	(157,353)	-	(157,353)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	(12,317)	12,203	(113)
Loss on impairment of oil and gas rights	(471,523)	-	(471,523)
TOTAL OTHER EXPENSES	(483,840)	12,203	(471,636)

NET LOSS	(641,192)	12,203	(628,989)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	12,203	(12,203)	-

COMPREHENSIVE LOSS	$(628,989)	$-	$(628,989)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.03)	-	$(0.03)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	19,794,830	-	19,794,830

Index to Financials

NORTHERN EMPIRE ENERGY CORP.
(An Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and December 31, 2009

NOTE 9 –RECLASSIFICATIONS AND RESTATEMENTS (continued)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)	Deficit Accumulated During the Exploration Stage			Accumulated Other Comprehensive Income

	Original	Restated	Change	Original	Restated	Change

Balance, December 31, 2007	(17,477)	(17,477)	-	-	-	-

Foreign currency translation adjustment	-	-	-	(514)	-	514

Net loss for the year ended December 31, 2008	(94,322)	(94,836)	(514)	-	-	-

Balance, December 31, 2008	(111,799)	(112,313)	(514)	(514)	-	514

Foreign currency translation adjustment	-	-	-	12,203	-	(12,203)

Net loss for the year ended December 31, 2009	(641,192)	(628,989)	12,203	-	-	-

Balance, December 31, 2009	(752,991)	(741,302)	11,690	11,690	-	(11,690)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and believes there are no events to disclose.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our current report on Form 8-K/A filed on September 9, 2009, the Company determined to change its principal independent registered public accounting firm.  On August 24, 2009, the firm of Moore and Associates, Chartered, was dismissed as the principal independent registered accounting firm for the Company and the Company engaged a new principal independent registered public accounting firm to review the Company’s interim quarterly reports for 2009 and to audit its financial statements for the fiscal year ended December 31, 2009. The Company’s Board of Directors recommended and approved the decision to change the Company’s principal independent registered public accounting firm.

Moore and Associates, Chartered’s reports on the Company’s audited financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that a going concern qualification in its audit report dated March 31, 2009 for the fiscal year ended December 31, 2008 (as filed in the Company’s Form 10-K for the same period), and its audit report dated February 22, 2008 on the Company’s financial statements for the fiscal year ended December 31, 2007 (as filed in the Company’s Form 10-KSB for the same period).

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through the dismissal date, there were no disagreements with Moore and Associates, Chartered on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Moore and Associates, Chartered  would have caused Moore and Associates, Chartered to make reference to the subject matter of the disagreement in connection with its report, nor were there any “reportable events” as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

On August 24, 2009, the Company engaged the firm of Seale and Beers, CPAs, as its new principal independent registered accounting firm to review the interim quarterly reports for 2009 and to audit the Company’s financial statements for the fiscal year ended December 31, 2009.  The Company’s Board of Directors recommended and approved the engagement of Seale and Beers CPAs.

Prior to engaging Seale and Beers, CPAs, the Company did not consult with Seale and Beers, CPAs with respect to the application of accounting principles to a specified completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Seale and Beers, CPAs on the Company’s financial statements and Seale and Beers, CPAs  did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A.              CONTROLS AND PROCEDURES

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

Index

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2010, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses identified by our Principal Executive Officer and Principal Financial Officer in connection with the review of our financial statements as of December 31, 2010.

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

Index

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees at December 31, 2010.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Age	Title	Held Position Since

Jeffrey Cocks	47	President, Principal Executive Officer & Chairman of the Board of Directors	Nov. 17, 2008

Peter Forrest	69	Director	Nov. 17, 2008 *Resigned May 19, 2010

Index

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

Biography of Peter Forrest, Director

Peter Forrest, P. Eng. has over 40 years in the resource business.  During the past five years Mr. Forrest has focused on the oil and gas wire line services. Mr. Forrest provides project management skills to prospect evaluations, corporate matters, lease acquisitions, lease presentations, negotiations, contracting specialists and other related matters.  During his career, Mr. Forrest has been involved in the field supervision of large open pit mining operations, project engineering and management roles both internationally and in Canada.  He has worked for the Alberta Energy Utilities Board, metal mines, oil sand operations and coalmine operations engineering.  Throughout his career, Mr. Forrest has had a keen interest in operational research projects, field-testing products and resolving problems using innovative ideas and products by recognizing applications across various industries. On May 19, 2010, Mr. Forrest resigned from the Board of Directors.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Cock and Forrest have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

Index

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our sole executive officer and director, we believe that as of the date of this report he is current in his 16(a) reports.

Audit Committee and Audit Committee Financial Expert

There is no separately designated standing audit committee.  The board of directors acts as the audit committee.  The board of directors does not have an independent “financial expert” because it does not believe that the scope of our activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our common stock is not listed on a stock exchange and we are not subject to the special corporate governance requirements of any such exchange.

Code of Ethics

The Company has not adopted a code of business conduct and ethics for directors, officers and employees.

Index

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Northern Empire Energy Corp.  Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Northern Empire Energy Corp. shares, unless the transaction is approved by Northern Empire Energy Corp.’s Board of Directors.  The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity.  These provisions could delay, defer or prevent a change in control of Northern Empire Energy Corp.

ITEM 11.               EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of December 31, 2010 for all services rendered in all capacities to us during the last three completed fiscal years.

							Nonqualified
Name						Non-Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeffrey Cocks	2010	0	0	0	0	0	0	0	0
President, Principal Financial	2009	0	0	0	0	0	0	0	0
Officer, Principal & Director	2008	0	0	0	0	0	0	0	0

Peter Forrest	2010	0	0	0	0	0	0	0	0
Director	2009	0	0	0	0	0	0	0	0
resigned May 19, 2010)	2008	0	0	0	0	0	0	0	0

We do not have any employment agreements with our officers/directors.  We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

Compensation

As a result of the Company’s current limited available cash, no officer or director received any salary since April 24, 2006 (inception) of the company through the fiscal year ending December 31, 2010.  We intend to pay salaries when cash flow permits.

Stock Option Grants

We did not have any outstanding stock options granted as of December 31, 2010.

Index

Outstanding Equity Awards

We did not have any outstanding equity awards as of December 31, 2010.

Option Exercises for Fiscal Year-Ending December 31, 2010

There were no options exercised by our named executive officer in fiscal year ending December 31, 2010.

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

Director Compensation

We did not pay our directors any compensation during fiscal year ending December 31, 2010. There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of December 31, 2010, with the computation being based upon 20,827,216 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

			Direct Amount of	Percent
Title of Class	Name of Beneficial Owner	Position	Beneficial Owner	of Class (1)

common	Jeffrey Cocks (2)	Chairman/CEO	18,000,000	86.43%

common	Peter Forrest (3)	Director *resigned May 19, 2010	0	0%

All Officers and Directors as a Group (2 Persons)			18,000,000	86.43%

Principal Shareholders

Fast – Cede & Co. (4) 55 Water Street 2SL New York, NY 10041			2,530,900	12.15%

(1)	The percentages listed in the percent of class column are based upon 20,827,216 issued and outstanding shares of Common Stock.
(2)	Jeffrey Cocks, 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.
(3)	Peter Forrest, 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.
(4)
Cede & Co. acting as a depository service for beneficial holders of the Company’s common stock, holds an aggregate of 2,530,900 common shares. The beneficial owners of such shares are not known to the Company.

Index

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Preferred Convertible Securities

At the time of incorporation, we issued 75,000 (adjusted for stock split) non-voting Callable and Convertible Preferred shares.  We filed with the Nevada Secretary of State the designation that “These Series A Preferred shares shall be designated as “Callable and Convertible Preferred Stock.”  The corporation had the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Callable and Convertible Preferred Shares would have the right to cause the corporation to redeem shares for Common Stock at any time.  Each holder of the non-voting Series A Callable and Convertible Preferred Stock would have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Callable and Convertible Preferred Stock would be exchanged for two hundred (200) shares of Common Stock of the Corporation.  The conversion of 75,000 Series A Callable and Convertible Preferred Shares converts into 15,000,000 common shares.

Through a Board Resolution in November 2008, it was resolved that we shall not call nor redeem our Series A non-voting Callable and Convertible Preferred shares.  The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share owned for two hundred (200) common shares, at their sole discretion.  During the year-ended December 31, 2010, 62,500 preferred shares remained issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The company’s President has contributed office space for our use.  There is no charge to us for the space.  Our officer will not seek reimbursement for past office expenses.

As of December 31, 2010, a company affiliated with an officer of the Company and the officer was owed a total of $98,218 for consulting related fees and various expenses paid on the Company’s behalf. The unsecured obligations are due on demand and non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable – related party.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending December 31, 2010.  Aggregate fees billed to us for the years ended December 31, 2010 and 2009 are as follows:

	For the Years Ended December 31,
	2010	2009

(1) Audit Fees (i)	-0-	$16,000
(2) Audit – Related Fees	-0-	$16,000
(3) Tax Fees	-0-	-0-
(4) All Other Fees	-0-	-0-

(i) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Index

(5)           Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)           Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Index:

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized.

NORTHERN EMPIRE ENERGY CORP.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive Officer & Chief Financial Officer

Date:	February 24th, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity

By: /s/Raniero Corsini	Chief Executive Officer
Raniero Corsini	Chief Financial Officer
Secretary
Treasurer
Director

Date: February 24, 2014