Form 10-Q
period 2011-03-31
NORTHERN EMPIRE ENERGY CORP.
filed 2014-03-18
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes |X|   No |_|

At March 31, 2011, the Registrant had 20,827,216 common shares and 62,500 preferred shares outstanding.

Table of Contents
Northern Empire Energy Corp.
Index To Form 10-Q
For the Quarterly Period Ended March 31, 2011

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	1

	Condensed Statements of Operations for the three months ended March 31, 2011 and 2010	2

	Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010	3

	Notes to the Condensed Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Removed and Reserved	13

Item 5	Other Information	13

Item 6	Exhibits	13

Signatures		14

PART I.  FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)

	As of	As of
	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$166	$140

TOTAL CURRENT ASSETS	166	140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,232	$21,542
Accounts payable - related party	96,683	98,218

TOTAL CURRENT LIABILITIES	117,915	119,760

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of March 31, 2011 and December 31, 2010	63	63

Common stock; $0.001 par value; 195,000,000 shares authorized; 20,827,216 shares issued and outstanding as of March 31, 2011 and December 31, 2010	20,827	20,827

Stock payable; 615,347 shares	615	615
Additional paid-in capital	659,427	659,427
Deficit accumulated during exploration stage	(798,681)	(800,552)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(117,749)	(119,620)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$166	$140

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
(Expressed in US Dollars)

	Three Months		April 24, 2006
	Ended	Ended	(inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011

REVENUES	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	9	29,635	267,050
Professional fees	-	15,500	76,496
TOTAL OPERATING EXPENSES	9	45,135	343,546

LOSS FROM OPERATIONS	9	(45,135)	(324,055)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	1,843	(3,555)	(3,140)
Loss on impairment of oil and gas rights	-	-	(471,524)
Gain on extinguishment of bank charges	37		37
TOTAL OTHER EXPENSES	1,880	(3,555)	(474,627)

NET (LOSS) GAIN	1,871	(48,690)	(798,681)

NET (LOSS) GAIN PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	20,827,216	20,827,216

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

			April 24, 2006
	Three Months Ended		(inception) to
	March 30,	March 30,	March 30,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$1,871	$(48,690)	$(798,681)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,524

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(1,845)	25,701	117,916
Net cash used in operating activities	26	(22,989)	(198,991)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	-	(471,524)
Net cash used in investing activities	-	-	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,424
Common stock issued for cash	-	-	719,257
Net cash provided by financing activities	-	-	720,681

NET INCREASE (DECREASE) IN CASH	26	(22,989)	166

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(3,503)	-

CASH AND CASH EQUIVALENTS, Beginning of period	140	35,855	-

CASH AND CASH EQUIVALENTS, End of period	$166	$9,363	$166

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2011, the Company has accumulated operating losses of approximately $798,681 since inception.

At March 31, 2011, the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2011

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

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at March 31, 2011 and December 31, 2010, the Company has cash equivalents in the amount of $nil and $nil that are over the federally insured limit.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2011 and December 31, 2010, a company affiliated with an officer of the Company and the officer was owed a total of $96,683 and $98,218, respectively, for consulting related fees and various expenses paid on the Company’s behalf. The unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable – related party.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2011

NOTE 5 – OIL AND GAS PROPERTIES

On December 16, 2009, the Company entered into a “Formal option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation.  The Company agreed to purchase certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000 Canadian Dollars).

The Company was unsuccessful in raising additional capital in order to conduct exploration and drill wells on the property, and as of December 31, 2009, the property was written down/impaired to $1 and a loss was recognized in the financial statements in the amount of $471,523.

During the year ended December 31, 2010, the Company terminated the “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” and became a shell corporation whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

NOTE 6 – STOCKHOLDER’S EQUITY

As of March 31, 2011 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock payable and 62,500 shares of preferred stock issued and outstanding.

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

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2011

NOTE 6 – STOCKHOLDER’S EQUITY (continued)

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

On September 10, 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of March 31, 2011, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder’s Equity. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

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

NOTE 8-  RECLASSIFICATION

Certain prior interim period amounts have been restated to conform with the current consolidated interim period presentation.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and believes there are no events to disclose.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “common shares” refer to the common shares in our capital stock.

In this Form 10-Q references to “Northern Empire”, “the Company”, “we”, “us” and “our” refer to Northern Empire Energy Corp.

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

Overview of Operations

We were incorporated in the State of Nevada on April 24, 2006, as Political Calls, Inc.   Our common stock is quoted for trading on the OTC Bulletin Board under the symbol NOEE.  At March 31, 2011, our principal executive offices were located at 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.

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

In December 2009 we entered into a “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation.  We agreed to purchase from Angels Exploration Fund Inc. certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars).  On January 27, 2010, the Company announced it had acquired 100% of the Petroleum and Natural Gas lease rights on nine sections in the Redwater Region, north-east of Edmonton,  Alberta; the “Waskatenau Prospect”,  consisting of 5,760 acres located 15 miles north-east of the giant Redwater Oil Field.  Several (12) geophysical targets had been identified throughout the Waskatenau Prospect and the Company’s 2010 Exploration Program planned to define and prioritize these targets.

The Company was unable to secure additional financing to conduct exploration and drill wells on its oil and gas properties and consequently, decided to forfeit the Petroleum and Natural Gas lease rights on the Waskatenau Prospect.  During the year ended December 31, 2010, the Company terminated the “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” and became a shell corporation whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity. We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

Plan of Operation

Currently, we are a development stage corporation.  A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

Our plan of operation for the next twelve months will be to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

Results of Operations for the three months ended March 31, 2011 and 2010

During the three months ended March 31, 2011, the Company had a net gain of $1,871 versus a net loss of $(48,690) for the same period ended March 31, 2010.  Net gain recorded during the period ended March 31, 2011 was derived from foreign currency translation adjustments.  We anticipate our operating expenses will increase as we enhance our operations.

For the period since inception through March 31, 2011, we generated limited revenues of $19,491.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We are subject to risks inherent in the establishment of a new business enterprise.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change. We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

At March 31, 2011, we had total assets of $166 consisting solely of cash and total liabilities of $117,915 compared to total assets of $140 and total liabilities of $119,760 at December 31, 2010.  Net working capital was $(117,749) compared to $(119,620) at December 31, 2010.  We incurred a gain of $1,871 for the three months ending March 31, 2011 and an aggregate deficit since inception of $(798,681).

We earned $19,491 in revenues since our inception on April 24, 2006 through March 31, 2011. We generated no revenues for the three months ended March 31, 2011.  We do not anticipate generating any revenues for the foreseeable future.   Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception to March 31, 2011 was $719,257.

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

Going Concern

As of the date of this report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations.    The financial statements included in this report have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.  If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2010 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As of March 31, 2011 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of March 31, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – REMOVED AND RESERVED

ITEM 5. – OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

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

NORTHERN EMPIRE ENERGY CORP.
Registrant

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive & Chief Financial Officer
DATED:	March 14th, 2014