Form 10-Q
period 2011-06-30
NORTHERN EMPIRE ENERGY CORP.
filed 2014-03-21
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes |X|  No |_|

At June 30, 2011, the Registrant had 20,827,216 common shares and 62,500 preferred shares outstanding.

Table of Contents
Northern Empire Energy Corp.
Index To Form 10-Q
For the Quarterly Period Ended June 30, 2011

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	1

	Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010	2

	Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010	3

	Notes to the Condensed Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Removed and Reserved	13

Item 5	Other Information	13

Item 6	Exhibits	13

Signatures		14

PART I.  FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$166	$140

TOTAL CURRENT ASSETS	166	140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,246	$21,542
Accounts payable - related party	96,753	98,218

TOTAL CURRENT LIABILITIES	117,999	119,760

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of June 30, 2011 and December 31, 2010	63	63

Common stock; $0.001 par value; 195,000,000 shares authorized; 20,827,216 shares issued and outstanding as of June 30, 2011 and December 31, 2010	20,827	20,827

Stock payable; 615,347 shares	615	615
Additional paid-in capital	659,427	659,427
Deficit accumulated during exploration stage	(798,764)	(800,552)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(117,832)	(119,620)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$166	$140

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)
(Expressed in US Dollars)

	Three Months		Six Months		April 24, 2006
	Ended	Ended	Ended	Ended	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	-	5,603	9	35,238	267,050
Professional fees	-	1,500	-	17,000	76,496
TOTAL OPERATING EXPENSES	-	7,103	9	52,238	343,546

LOSS FROM OPERATIONS	-	(7,103)	(9)	(52,238)	(324,055)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	(83)	6,014	1,761	9,562	(3,222)
Loss on impairment of oil and gas rights	-	-	-	-	(471,524)
Gain on extinguishment of bank charges	-	-	37	-	37
TOTAL OTHER EXPENSES	(83)	6,014	1,798	9,562	(474,709)

NET LOSS	(83)	(1,089)	1,789	(42,676)	(798,764)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	20,827,216	20,827,216	20,827,216	20,827,216

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

			April 24, 2006
	Six Months Ended		(inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$1,788	$(42,676)	$(798,764)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,524

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(1,762)	19,841	117,999
Net cash used in operating activities	26	(22,835)	(198,991)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	-	(471,524)
Net cash used in investing activities	-	-	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,423
Common stock issued for cash	-	-	719,257
Net cash provided by financing activities	-	-	720,680

NET INCREASE (DECREASE) IN CASH	26	(22,835)	166

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(11,690)	-

CASH AND CASH EQUIVALENTS, Beginning of period	140	35,855	-

CASH AND CASH EQUIVALENTS, End of period	$166	$1,330	$166

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2011, the Company has accumulated operating losses of approximately $798,764 since inception.

At June 30, 2011, the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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
June 30, 2011

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
June 30, 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at June 30, 2011 and December 31, 2010, the Company has cash equivalents in the amount of $nil and $nil that are over the federally insured limit.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2011 and December 31, 2010, a company affiliated with an officer of the Company and the officer was owed a total of $96,753 and $98,218, respectively, for consulting related fees and various expenses paid on the Company’s behalf. The unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable – related party.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2011

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

NOTE 6 – STOCKHOLDER’S EQUITY

As of June 30, 2011 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock payable and 62,500 shares of preferred stock issued and outstanding.

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
June 30, 2011

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

On September 10, 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of June 30, 2011, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder’s Equity. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share.

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

NOTE 8 – SUBSEQUENT EVENTS

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

Overview of Operations

We were incorporated in the State of Nevada on April 24, 2006, as Political Calls, Inc.   Our common stock is quoted for trading on the OTC Bulletin Board under the symbol NOEE.  At June 30, 2011, our principal executive offices were located at 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.

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

Results of Operations

Results of Operations for the three months ended June 30, 2011 and 2010

During the three months ended June 30, 2011, the Company had a net loss of $(83) compared to a net loss of $(1,089) during the same period ended June 30, 2010.  Net loss for the three months ended June 30, 2011 was less compared to June 30, 2010, as the Company experienced a decrease in operations and only recorded expenses of $(83) in foreign currency translation for the period.

Results of Operations for the six months ended June 30, 2011 and 2010

During the six months ended June 30 2011, the Company recorded a net gain of $1,789 versus a net loss of $(42,676) for the same period ended June 30, 2010.  Net gain recorded during the period ended June 30, 2011 was derived from foreign currency translation adjustments.  Due to a decrease in operations during the six months ended June 30, 2011, the Company’s expenses were minimal as compared to the six months ended June 30, 2010.  We anticipate our operating expenses will increase as we enhance our operations.

For the period since inception through June 30, 2011, we generated limited revenues of $19,491.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Liquidity and Capital Resources

At June 30, 2011, we had total assets of $166 consisting solely of cash and total liabilities of $117,999 compared to total assets of $140 and total liabilities of $119,760 at December 31, 2010.  Net working capital was $(117,832) compared to $(119,620) at December 31, 2010.  We incurred a gain of $1,789 for the six months ended June 30, 2011 and an aggregate deficit since inception of $(798,764).

We earned $19,491 in revenues since our inception on April 24, 2006 through June 30, 2011. We generated no revenue during the six months ended June 30, 2011.  We do not anticipate generating any revenues for the foreseeable future.   Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception to June 30, 2011 was $719,257.

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

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As of June 30, 2011 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of June 30, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

NORTHERN EMPIRE ENERGY CORP.
Registrant

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive & Chief Financial Officer
DATED:	March 20th , 2014