Form 10-K
period 2011-12-31
NORTHERN EMPIRE ENERGY CORP.
filed 2014-03-25
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [   ]   No [X]

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

On December 31, 2011, the Registrant had 20,827,216 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

NORTHERN EMPIRE ENERGY CORP.

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

In this form 10-K references to “Northern Empire Energy Corp.”, “the Company”, “we,” “us,” and “our” refer to Northern Empire Energy Corp.

PART I

ITEM 1.       BUSINESS

History and Organization

We were incorporated in the State of Nevada on April 24, 2006 as Political Calls, Inc. The original business plan of the Company consisted of marketing telephone broadcasting messages for political campaigns.  In November 2008, the Board of Directors and the majority vote of the Company’s shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to better reflect the Company’s new business direction in oil and gas exploration.  At December 31, 2011, our principal executive offices were located at 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.

Our Business

In November 2008, we entered into an Option Agreement with Maguire Resources Ltd., a corporation in Calgary, Alberta, Canada.  Maquire granted an option to the Company to earn a 40% interest in the Turin Project by incurring 100% of the drilling and completion costs up to a five well drilling program.   After completing a detailed geological, geophysical and seismic review, including current project economics, the Company decided it was not in its best interests to proceed with the option to earn an interest in the Turin Prospect.

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

ITEM 2.       PROPERTIES

We own no real property. As at December 31, 2011, we maintained limited office space located at 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Our president provides us his office in which we conduct business on our behalf.   We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.

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

ITEM 4.       REMOVED AND RESERVED

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

Fiscal Year – 2011	High Bid	Low Bid

Fourth Quarter 10-1-11 to 12-31-11	No activity	No activity
Third Quarter 07-1-11 to 09- 30-11	$0.05	$0.002
Second Quarter 04-1-11 to 06-30-11	$0.40	$0.05
First Quarter 01-1-11 to 03-31-11	No activity	No activity

Fiscal Year – 2010	High Bid	Low Bid

Fourth Quarter 10-1-10 to 12-31-10	No activity	No activity
Third Quarter 07-1-10 to 09- 30-10	No activity	No activity
Second Quarter 04-1-10 to 06-30-10	No activity	No activity
First Quarter 01-1-10 to 03-31-10	No activity	No activity

Holders of Common Stock

As of December 31, 2011, there were thirty- one (31) holders of record of our Common Stock and 20,827,216 shares outstanding.

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

Results of Operations for the years ended December 31, 2011 and 2010

We had a net loss of $(8,486) for the year ended December 31, 2011 compared to a net loss of $(59,250) for the year ended December 31, 2010.  We did not generate any revenues during the fiscal years ended December 31, 2011 and December 31, 2010.  Since our inception on April 24, 2006 our accumulated deficit is $(809,038).

As a result of decreased operations during the year ended December 31, 2011, the Company’s expenses were minimal compared to December 31, 2010.  We anticipate our operating expenses will increase as we enhance our operations.

For the period since inception through December 31, 2011, we generated limited revenues of $19,491.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $174, comprised solely of cash.  Our liabilities were $128,280, resulting in a working capital deficit of $(128,106), compared to $140 in total assets and total liabilities of $119,760 for the year ended December 31, 2010.

We earned $19,491 revenues since our inception on April 24, 2006 through December 31, 2011. We generated no revenues for the fiscal year ending December 31, 2011.  We do not anticipate generating any revenues for the foreseeable future.

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
(A Development Stage Company)

We have audited the accompanying balance sheets of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011 and since inception on April 24, 2006 through December 31, 2011. Northern Empire Energy Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011 and since inception on April 24, 2006 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
March 20, 2014

50 S. Jones Blvd. Suite 201 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Balance Sheets

	As of	As of
	December 31, 2011	December 31, 2010
	(Audited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$174	$140
TOTAL CURRENT ASSETS	174	140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$26,895	$21,542
Accounts payable - related party	101,386	98,218
TOTAL CURRENT LIABILITIES	128,280	119,760

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of December 31, 2011 and December 31, 2010	63	63

Common stock; $0.001 par value; 195,000,000 shares authorized; 20,827,216 shares issued and outstanding as of December 31, 2011 and December 31, 2010	20,827	20,827

Stock payable; 615,347 shares	615	615
Additional paid-in capital	659,427	659,427
Deficit accumulated during development stage	(809,038)	(800,552)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(128,106)	(119,620)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$174	$140

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statements of Operations

			April 24, 2006
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
REVENUES	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	4,727	37,140	271,767
Professional fees	-	17,000	76,496
TOTAL OPERATING EXPENSES	4,727	54,140	348,263

LOSS FROM OPERATIONS	(4,727)	(54,140)	(328,772)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	(3,796)	(5,109)	(8,779)
Loss on impairment of oil and gas rights	-	(1)	(471,524)
Gain on extinguishment of bank charges	37	-	37
TOTAL OTHER EXPENSES	(3,759)	(5,110)	(480,266)

NET LOSS	(8,486)	(59,250)	(809,038)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	20,827,216	20,827,216

The accompanying notes are an integral part of these financial statements

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

								Deficit
								Accumulated	Total
	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid- In	During The Development	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	(Deficit)

Balance, April 24, 2006	-	$-	-	$-	-	$-	$-	$-	$-

Shares issued for cash at $0.01 per share	-	-	361,900	362	-	-	3,257	-	3,619

Shares issued for equipment at $0.10 per share	75,000	75	-	-	-	-	7,425	-	7,500

Deemed interest from beneficial conversion feature on preferred stock	-	-	-	-	-	-	7,500	-	7,500

Shares issued for cash at $0.10 per share	-	-	61,200	61	-	-	6,059	-	6,120

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,543)	(1,543)

Balance, December 31, 2006	75,000	75	423,100	423	-	-	24,241	(1,543)	23,196

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(15,934)	(15,934)

Balance, December 31, 2007	75,000	75	423,100	423	-	-	24,241	(17,477)	7,262

Shares issued for cash at $0.01 per share	-	-	18,000,000	18,000	-	-	162,000	-	180,000

Share cancelled from prior officer for cash and assets of the Company	-	-	(361,900)	(362)	-	-	(54,388)	-	(54,750)

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(94,836)	(94,836)

Balance, December 31, 2008	75,000	75	18,061,200	18,061	-	-	131,853	(112,313)	37,676

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

								Deficit
								Accumulated	Total
	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid- In	During The Development	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	(Deficit)

Contributed capital from officer	-	-	-	-	-	-	1,425	-	1,425

Conversion of preferred shares into common stock	(8,000)	(8)	1,600,000	1,600	-	-	(1,592)	-	-

Private Placement	-	-	-	-	615,347	615	368,593	-	369,208

Private Placement	-	-	266,016	266	-	-	160,044	-	160,310

Conversion of preferred shares into common stock	(4,500)	(5)	900,000	900	-	-	(896)	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(628,989)	(628,989)

Balance, December 31, 2009	62,500	63	20,827,216	20,827	615,347	615	659,427	(741,302)	(60,370)

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	(59,250)	(59,250)

Balance, December 31, 2010	62,500	63	20,827,216	20,827	615,347	615	659,427	(800,552)	(119,620)

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	$(8,486)	$(8,486)

Balance, December 31, 2011	62,500	$63	20,827,216	$20,827	615,347	$615	$659,427	$(809,038)	$(128,106)

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statements of Cash Flows

			April 24, 2006
	Year Ended		(inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,486)	$(59,250)	$(809,038)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	1	471,524
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	8,520	23,534	128,280
Net cash used in operating activities	34	(35,715)	(198,984)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	-	(471,524)
Net cash used in investing activities	-	-	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,425
Common stock issued for cash	-	-	719,257
Net cash provided by financing activities	-	-	720,682

NET INCREASE (DECREASE) IN CASH	34	(35,715)	174

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-

CASH AND CASH EQUIVALENTS, Beginning of period	140	35,855	-

CASH AND CASH EQUIVALENTS, End of period	$174	$140	$174

The accompanying notes are an integral part of these financial statements

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and December 31, 2010

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2011, the Company has accumulated operating losses of approximately $809,038 since inception.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
December 31, 2011 and December 31, 2010

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
December 31, 2011 and December 31, 2010

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at December 31, 2011 and 2010, the Company has cash equivalents in the amount of $ nil and $ nil that are over the federally insured limit.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and December 31, 2010

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2011 and December 31, 2010, a company affiliated with an officer of the Company and the officer was owed a total of $101,386 and $98,218, respectively, for consulting related fees and various expenses paid on the Company’s behalf. The unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable – related party.

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

NOTE 6 – STOCKHOLDER’S EQUITY

As of December 31, 2011 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock payable, and 62,500 shares of preferred stock issued and outstanding.

On April 24, 2006 (inception), the Company issued 361,900 shares of its common stock at $0.01 per share to a sole shareholder for $3,619.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and December 31, 2010

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

In September 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of December 31, 2011, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder’s Equity. The principal amount of each Unit of this offering includes a Unit which consists of one common share of the Company at $0.60 per share and one warrant to purchase a Common Share for two years at $1.00 per share. As at the date of this report, the warrants are no longer exercisable.

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
December 31, 2011 and December 31, 2010

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2011	December 31, 2010

Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	December 31, 2011	December 31, 2010

NOL carryover	$809,038	$800,552
Valuation allowance	(809,038)	(800,552)
Net deferred tax asset	$0	$0

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended December 31, 2011 and 2010, included in this report have been audited by Seale and Beers, CPAs, 50 S. Jones Blvd. Suite 201, Las Vegas, Nevada 89107, as set forth in their report included herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2011, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses identified by our Principal Executive Officer and Principal Financial Officer in connection with the review of our financial statements as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees at December 31, 2011.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Age	Title	Held Position Since

Jeffrey Cocks	48	President, Principal Executive Officer & Chairman of the Board of Directors	Nov. 17, 2008

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

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Cocks has not been the subject of the following events:

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of December 31, 2011 for all services rendered in all capacities to us during the last three completed fiscal years.

							Nonqualified
Name						Non-Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeffrey Cocks,	2011	0	0	0	0	0	0	0	0
President, Principal	2010	0	0	0	0	0	0	0	0
Financial Officer, Principal & Director	2009	0	0	0	0	0	0	0	0

We do not have any employment agreements with our officers/directors.  We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

Compensation

As a result of the Company’s current limited available cash, no officer or director received any salary since April 24, 2006 (inception) of the company through the fiscal year ending December 31, 2011.  We intend to pay salaries when cash flow permits.

Stock Option Grants

We did not have any outstanding stock options granted as of December 31, 2011.

Outstanding Equity Awards

We did not have any outstanding equity awards as of December 31, 2011.

Option Exercises for Fiscal Year-Ending December 31, 2011

There were no options exercised by our named executive officer in fiscal year ending December 31, 2011.

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

Director Compensation

We did not pay our directors any compensation during fiscal year ending December 31, 2011. There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of December 31, 2011, with the computation being based upon 20,827,216 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

			Direct Amount of	Percent
Title of Class	Name of Beneficial Owner	Position	Beneficial Owner	of Class (1)

common	Jeffrey Cocks (2)	Chairman/CEO	18,000,000	86.43%

All Officers and Directors as a Group (1 Persons)			18,000,000	86.43%

Principal Shareholders

Fast – Cede & Co. (3) 55 Water Street 2SL New York, NY 10041			2,530,900	12.15%

(1)  The percentages listed in the percent of class column are based upon 20,827,216 issued and outstanding shares of Common Stock.
(2)  Jeffrey Cocks, 118 8th Ave. NW, Calgary, Alberta, T2M 0A4, Canada.
(3)  Cede & Co. acting as a depository service for beneficial holders of the Company’s common stock, holds an aggregate of 2,530,900 common shares. The beneficial owners of such shares are not known to the Company.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Preferred Convertible Securities

At the time of incorporation, we issued 75,000 (adjusted for stock split) non-voting Callable and Convertible Preferred shares.  We filed with the Nevada Secretary of State the designation that “These Series A Preferred shares shall be designated as “Callable and Convertible Preferred Stock”.”  The corporation had the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Callable and Convertible Preferred Shares would have the right to cause the corporation to redeem shares for Common Stock at any time.  Each holder of the non-voting Series A Callable and Convertible Preferred Stock would have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Callable and Convertible Preferred Stock would be exchanged for two hundred (200) shares of Common Stock of the Corporation.  The conversion of 75,000 Series A Callable and Convertible Preferred Shares converts into 15,000,000 common shares.

Through a Board Resolution in November 2008, it was resolved that we shall not call nor redeem our Series A non-voting Callable and Convertible Preferred shares.  The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share owned for two hundred (200) common shares, at their sole discretion.   During the year-ended December 31, 2011, 62,500 preferred shares remained issued and outstanding.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The company’s President has contributed office space for our use.  There is no charge to us for the space.  Our officer will not seek reimbursement for past office expenses.

As of December 31, 2011, a company affiliated with an officer of the Company and the officer was owed a total of $101,386 for consulting related fees and various expenses paid on the Company’s behalf. The unsecured obligations are due on demand and non-interest bearing. The obligations are included in the accompanying financial statements as accounts payable – related party.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending December 31, 2011.  Aggregate fees billed to us for the years ended December 31, 2011 and 2010 are as follows:

	For the Years Ended December 31,
	2011	2010

(1) Audit Fees (i)	$3,063	-0-
(2) Audit – Related Fees	-0-	-0-
(3) Tax Fees	-0-	-0-
(4) All Other Fees	-0-	-0-

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

NORTHERN EMPIRE ENERGY CORP.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive Officer & Chief Financial Officer

Date:	March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity

By: /s/Raniero Corsini	Chief Executive Officer
Raniero Corsini	Chief Financial Officer
Secretary
Treasurer
Director

Date: March 21, 2014