Form 10-Q
period 2012-03-31
NORTHERN EMPIRE ENERGY CORP.
filed 2014-04-18
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(416) 903-0059
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes |   |   No |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	|_|	Accelerated Filer	|_|
Non-accelerated Filer (Do not check if smaller reporting company)	|_|	Smaller Reporting Company	|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|   No |   |

At March 31, 2012, the Registrant had 20,827,216 common shares and 62,500 preferred shares outstanding.

Table of Contents
Northern Empire Energy Corp.
Index To Form 10-Q
For the Quarterly Period Ended March 31, 2012

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of March 31, 2012 and December 31, 2011	1

	Condensed Statements of Operations for the three months ended March 31, 2012 and 2011	2

	Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011	3

	Notes to the Condensed Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	13

Item 4	Removed and Reserved	13

Item 5	Other Information	13

Item 6	Exhibits	13

Signatures		14

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)

	As of	As of
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$174

TOTAL CURRENT ASSETS	-	174

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$22,241	$26,895
Accounts payable - related party	19,830	101,386

TOTAL CURRENT LIABILITIES	42,071	128,280

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of March 31, 2012 and December 31, 2011	63	63

Common stock; $0.001 par value; 195,000,000 shares authorized; 20,827,216 shares issued and outstanding as of March 31, 2012 and December 31, 2011	20,827	20,827

Stock payable; 615,347 shares	615	615
Additional paid-in capital	756,608	659,427
Deficit accumulated during development stage	(820,184)	(809,038)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(42,071)	(128,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$174

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
(Expressed in US Dollars)

	Three Months		April 24, 2006
	Ended	Ended	(inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
REVENUES	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	2,012	9	273,779
Professional fees	11,950	-	88,446
TOTAL OPERATING EXPENSES	13,962	9	362,225

LOSS FROM OPERATIONS	(13,962)	(9)	(342,734)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	2,051	1,843	(6,728)
Loss on impairment of oil and gas rights	-	-	(471,524)
Gain on settlement of debt	765	37	802
TOTAL OTHER EXPENSES	2,816	1,880	(477,450)

NET (LOSS) GAIN	(11,146)	1,871	(820,184)

NET (LOSS) GAIN PER SHARE - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	20,827,216	20,827,216

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

			April 24, 2006
	Three Months Ended		(inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(11,146)	$1,871	$(820,184)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,524
Gain on settlement of debt	(765)	-	(765)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	11,737	(1,845)	140,017
Net cash used in operating activities	(174)	26	(199,158)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	-	(471,524)
Net cash used in investing activities	-	-	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,425
Common stock issued for cash	-	-	719,257
Purchase of treasury stock	5,000	-	5,000
Sale of treasury stock	(5,000)	-	(5,000)
Net cash provided by financing activities	-	-	720,682

NET INCREASE (DECREASE) IN CASH	(174)	26	-

CASH AND CASH EQUIVALENTS, Beginning of period	174	140	-

CASH AND CASH EQUIVALENTS, End of period	$-	$166	$-

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2012

NOTE 1 -- CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 -- GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2012, the Company has accumulated operating losses of approximately $820,184 since inception.

At March 31, 2012, the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 -- SIGNIFICANT ACCOUNTING POLICIES

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

Basis of Accounting

The basis is United States generally accepted accounting principles.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2012

NOTE 3 -- SIGNIFICANT ACCOUNTING POLICIES (continued)

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
March 31, 2012

NOTE 3 -- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at March 31, 2012 and December 31, 2011, the Company has cash equivalents in the amount of $ nil and $nil that are over the federally insured limit.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2012 the President of the Company is owed $19,830 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the period ended March 31, 2012, a company affiliated with a former officer agreed to settle $99,683 of related party debt in consideration for $2,500. This amount of forgiven debt ($97,183) is recorded as contributed capital.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2012

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

NOTE 6 – STOCKHOLDER’S EQUITY

As of March 31, 2012 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock payable and 62,500 shares of preferred stock issued and outstanding.

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
March 31, 2012

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

On September 10, 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of March 31, 2012, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder’s Equity.

On October 2, 2009, 4,500 preferred shares of stock were converted into 900,000 shares of common stock at a conversion rate of 200 to 1.

In December 2009, the Company conducted a private placement of 266,016 shares of common stock at $0.60 per share for a total of $160,310.

On March 21, 2012, a former officer and director of the Company returned his 18,000,000 restricted shares of common stock to the corporate treasury in exchange for $5,000.

On March 21, 2012, the Company sold 18,000,000 shares of its treasury stock at cost for $5,000 cash.

During the period ended March 31, 2012, a company affiliated with a former officer agreed to settle $99,683 of related party debt in consideration for $2,500. This amount of forgiven debt ($97,183) is recorded as contributed capital.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and believes there are no events to disclose.

ITEM 2 -- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 2009 we entered into a “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation.  We agreed to purchase from Angels Exploration Fund Inc. certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars).  In January 2010, the Company announced it had acquired 100% of the Petroleum and Natural Gas lease rights on nine sections in the Redwater Region, north-east of Edmonton,  Alberta; the “Waskatenau Prospect”.

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

Results of Operations

Results of Operations for the three months ended March 31, 2012 and 2011

During the three months ended March 31, 2012, the Company had a net loss of $(11,146) compared to a net gain of $1,871 during the same period ended March 31, 2011.  Operating expenses for the period ended March 31, 2012 totaled $13,962 (2011- $9) consisting of $2,012 in general and administrative expenses and professional fees of $11,950 for the preparation and review of our interim financial statements. During the quarter ended March 31, 2012 the Company received $2,051 from foreign currency transaction gain and $765 from the settlement of debt previously owed to the Company’s transfer agent.

For the period since inception through March 31, 2012, we generated limited revenues of $19,491.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Liquidity and Capital Resources

At March 31, 2012, we had total assets of $nil and total liabilities of $42,071 compared to total assets of $174 and total liabilities of $128,280 at December 31, 2011.  Net working capital was $(42,071) compared to $(128,106) at December 31, 2011.  We incurred a net loss of $(11,146) for the three months ended March 31, 2012 and an aggregate deficit since inception of $(820,184).

We earned $19,491 in revenues since our inception on April 24, 2006 through March 31, 2012. We generated no revenue during the three months ended March 31, 2012.  We do not anticipate generating any revenues for the foreseeable future.   Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception to March 31, 2012 was $719,257.

We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations, have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.

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

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2011 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As of March 31, 2012 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of March 31, 2012, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 20, 2012, the Company sold 18,000,000 shares of its treasury stock at cost for $5,000 cash.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 on the grounds that the transaction did not involve a public offering and the purchaser was furnished with the same information that could be found in a Form S-1 registration statement and was determined to be “sophisticated” as that term is defined in administration decisions of the SEC.

Issuer Purchases of Equity Securities

On March 21, 2012, a former officer and director of the Company returned his 18,000,000 restricted shares of common stock to the corporate treasury in exchange for $5,000.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

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

NORTHERN EMPIRE ENERGY CORP.
Registrant

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive & Chief Financial Officer
DATED:	April 14, 2014