Form 10-K
period 2012-12-31
NORTHERN EMPIRE ENERGY CORP.
filed 2014-04-18
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

|  |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes |  |     No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |  |     No |X|

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |  |     No |X|

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |  |

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the issuer’s common stock held by non-affiliates (2,561,200) as of the most recently completely fiscal quarter, computed at the par value of the stock at $0.001 was $2,561 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On December 31, 2012, the Registrant had 20,827,216 shares of common stock outstanding.

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

In this form 10-K references to “Northern Empire Energy Corp.”, “the Company”, “we,” “us,” and “our” refer to Northern Empire Energy Corp.

PART I

ITEM 1.         BUSINESS

History and Organization

We were incorporated in the State of Nevada on April 24, 2006 as Political Calls, Inc. The original business plan of the Company consisted of marketing telephone broadcasting messages for political campaigns.  In November 2008, the Board of Directors and the majority vote of the Company’s shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to better reflect the Company’s new business direction in oil and gas exploration.  At December 31, 2012, our principal executive offices were located at Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7.

Our Business

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

We anticipate that we will contact broker/dealers and other persons with whom our officers and directors are acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

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

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our officers and directors would not thereby become “underwriters” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

Depending upon the nature of the transaction, our officers and directors may resign his management positions in connection with our acquisition of a business opportunity.

In the event of such a resignation, our officers and directors would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated.

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

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our officers and directors to seek the stockholders’ advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our officers and directors, who are not professional business analysts.

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

As part of our investigation, our officers and directors:

-	may meet personally with management and key personnel,
-	may visit and inspect material facilities,
-	obtain independent analysis or verification of certain information provided,
-	check references of management and key personnel, and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Benefits of a Merger or Acquisition With Us

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

Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our officers and directors may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

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

If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our officers, directors and principal shareholders.

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

We anticipate that we, and/or our officers and directors will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

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

ITEM 2.         PROPERTIES

We own no real property. As at December 31, 2012, we maintained limited office space located at Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Our president provides us his office in which we conduct business on our behalf.   We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented.

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

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Northern Empire Energy Corp.’s common stock, $0.001 par value, is traded on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter Bulletin Board (OTCBB) Pink marketplace under the symbol:  NOEE.  The stock was cleared for trading on October 16, 2007 under the name Political Calls, Inc.

There is no established trading market for shares of our common stock and there have been a limited number of trades of our common stock during the last two fiscal years.  We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB Pink marketplace.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2012

Fourth Quarter 10-1-12 to 12-31-12	No activity	No activity
Third Quarter 07-1-12 to 09- 30-12	No activity	No activity
Second Quarter 04-1-12 to 06-30-12	No activity	No activity
First Quarter 01-1-12 to 03-31-12	No activity	No activity

Fiscal Year	High Bid	Low Bid
2011

Fourth Quarter 10-1-11 to 12-31-11	No activity	No activity
Third Quarter 07-1-11 to 09- 30-11	$0.05	$0.002
Second Quarter 04-1-11 to 06-30-11	$0.40	$0.05
First Quarter 01-1-11 to 03-31-11	No activity	No activity

Holders of Common Stock

As of December 31, 2012, there were thirty- one (31) holders of record of our Common Stock and 20,827,216 shares outstanding.

Holders of Preferred Stock

On April 24, 2006, the Company issued 75,000 shares (adjusted post- split) of its preferred stock to seven (7) holders of record. Each share of the Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation.  The conversion of all of the preferred stock would equate to 15,000,000 common shares.  As of December 31, 2012 there are 62,500 preferred shares outstanding.

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

Results of Operations for the years ended December 31, 2012 and 2011

We had a net loss of $(23,961) for the year ended December 31, 2012 compared to a net loss of $(8,486) for the year ended December 31, 2011.  We did not generate any revenues during the fiscal years ended December 31, 2012 and December 31, 2011.  Since our inception on April 24, 2006 our accumulated deficit is $(832,999).

Operating expenses for the twelve months ended December 31, 2012 totaled $26,702 (2011- $4,727) consisting of $4,752 in general and administrative expenses and professional fees of $21,950 for the preparation, review and audit of our financial statements. During the twelve months ended December 31, 2012 the Company received $1,976 from foreign currency translation gains and $765 received from the settlement of a debt item previously owed to the Company’s transfer agent.

For the period since inception through December 31, 2012, we generated limited revenues of $19,491.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Liquidity and Capital Resources

At December 31, 2012, we had total assets of $nil.  Our liabilities were $54,886, resulting in a working capital deficit of $(54,886), compared to $174 in total assets and total liabilities of $128,280 for the year ended December 31, 2011.

We earned $19,491 revenues since our inception on April 24, 2006 through December 31, 2012. We generated no revenues for the fiscal year ending December 31, 2012.  We do not anticipate generating any revenues for the foreseeable future.

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
PCAOB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Empire Energy Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and since inception on April 24, 2006 through December 31, 2012. Northern Empire Energy Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and since inception on April 24, 2006 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 14, 2014

50 S. Jones Blvd. Suite 201 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Balance Sheets

	As of	As of
	December 31, 2012	December 31, 2011
	(Audited)	(Audited )
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$174
TOTAL CURRENT ASSETS	-	174

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$35,056	$26,895
Accounts payable - related party	19,830	101,386
TOTAL CURRENT LIABILITIES	54,886	128,280

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of December 31, 2012 and December 31, 2011	63	63
Common stock; $0.001 par value; 195,000,000 shares authorized; 20,827,216 shares issued and outstanding as of December 31, 2012 and December 31, 2011	20,827	20,827
Stock payable; 615,347 shares	615	615
Additional paid-in capital	756,608	659,427
Deficit accumulated during development stage	(832,999)	(809,038)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(54,886)	(128,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$174

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statements of Operations

			April 24, 2006
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
REVENUES	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	4,752	4,727	276,519
Professional fees	21,950	-	98,446
TOTAL OPERATING EXPENSES	26,702	4,727	374,965

LOSS FROM OPERATIONS	(26,702)	(4,727)	(355,474)

OTHER EXPENSES:
Foreign currency translation gain (loss)	1,976	(3,796)	(6,803)
Loss on impairment of oil and gas rights	-	-	(471,524)
Gain on settlement of debt	765	37	802
TOTAL OTHER EXPENSES	2,741	(3,759)	(477,525)

NET LOSS	(23,961)	(8,486)	(832,999)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	20,827,216	20,827,216

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from April 24, 2006 (inception) to December 31, 2012

								Deficit
								Accumulated		Total
	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid- In	During The Development	Treasury	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	Stock	(Deficit)

Balance, April 24, 2006	-	$-	-	$-	-	$-	$-	$-	$-	$-

Shares issued for cash at $0.01 per share	-	-	361,900	362	-	-	3,257	-	-	3,619

Shares issued for equipment at $0.10 per share	75,000	75	-	-	-	-	7,425	-	-	7,500

Deemed interest from beneficial conversion feature on preferred stock	-	-	-	-	-	-	7,500	-	-	7,500

Shares issued for cash at $0.10 per share	-	-	61,200	61	-	-	6,059	-	-	6,120

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,543)	-	(1,543)

Balance, December 31, 2006	75,000	75	423,100	423	-	-	24,241	(1,543)	-	23,196

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(15,934)	-	(15,934)

Balance, December 31, 2007	75,000	75	423,100	423	-	-	24,241	(17,477)	-	7,262

Shares issued for cash at $0.01 per share	-	-	18,000,000	18,000	-	-	162,000	-	-	180,000

Share cancelled from prior officer for cash and assets of the Company	-	-	(361,900)	(362)	-	-	(54,388)	-	-	(54,750)

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(94,836)	-	(94,836)

Balance, December 31, 2008	75,000	75	18,061,200	18,061	-	-	131,853	(112,313)	-	37,676

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from April 24, 2006 (inception) to December 31, 2012

								Deficit
								Accumulated		Total
	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid- In	During The Development	Treasury	Stockholders Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	Stock	(Deficit)
Contributed capital from officer	-	-	-	-	-	-	1,425	-	-	1,425

Conversion of preferred shares into common stock	(8,000)	(8)	1,600,000	1,600	-	-	(1,592)	-	-	-

Private Placement	-	-	-	-	615,347	615	368,593	-	-	369,208

Private Placement	-	-	266,016	266	-	-	160,044	-	-	160,310

Conversion of preferred shares into common stock	(4,500)	(5)	900,000	900	-	-	(896)	-	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(628,989)	-	(628,989)

Balance, December 31, 2009	62,500	63	20,827,216	20,827	615,347	615	659,427	(741,302)	-	(60,370)

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	(59,250)	-	(59,250)

Balance, December 31, 2010	62,500	63	20,827,216	20,827	615,347	615	659,427	(800,552)	-	(119,620)

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(8,486)	-	(8,486)
Balance, December 31, 2011	62,500	63	20,827,216	20,827	615,347	615	659,427	(809,038)	-	(128,106)

Shares redeemed from a former officer March 21, 2012 at cost	-	-	-	-	-	-	-	-	(5,000)	(5,000)

Shares sold on March 21, 2012 at cost	-	-	-	-	-	-	-	-	5,000	5,000

Debt settlement – Contributed Capital March 2012	-	-	-	-	-	-	97,181	-	-	97,181

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(23,961)	-	(23,961)

Balance, December 31, 2012	62,500	63	20,827,216	20,827	615,347	615	756,608	$(832,999)	$-	$(54,886)

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statements of Cash Flows

			April 24, 2006
	Year Ended		(inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(23,961)	$(8,486)	$(832,999)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,524
Gain on settlement of debt	(765)	-	(765)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	24,552	8,520	152,832
Net cash used in operating activities	(174)	34	(199,158)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	-	(471,524)
Net cash used in investing activities	-	-	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,425
Common stock issued for cash	-	-	719,257
Purchase of treasury stock	(5,000)	-	(5,000)
Sale of treasury stock	5,000	-	5,000
Net cash provided by financing activities	-	-	720,682

NET INCREASE (DECREASE) IN CASH	(174)	34	-

CASH AND CASH EQUIVALENTS, Beginning of period	174	140	-

CASH AND CASH EQUIVALENTS, End of period	$-	$174	$-

The accompanying notes are an integral part of these financial statements

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2012, the Company has accumulated operating losses of approximately $832,999 since inception.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at December 31, 2012 and 2011, the Company has cash equivalents in the amount of $ nil and $ nil that are over the federally insured limit.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted FASB ASC topic 830 “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2012 the President of the Company is owed $19,830 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the twelve months ended December 31, 2012, a company affiliated with a former officer agreed to settle $99,681 in related party debt in consideration of $2,500. This amount of forgiven debt ($97,181) is recorded as contributed capital.

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

NOTE 6 – STOCKHOLDER’S EQUITY

As of December 31, 2012 there were 20,827,216 shares of common stock issued and outstanding, 615,347 shares of common stock payable, and 62,500 shares of preferred stock issued and outstanding.

On April 24, 2006 (inception), the Company issued 361,900 shares of its common stock at $0.01 per share to a sole shareholder for $3,619.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012

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

In September 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. As of December 31, 2012, the shares had not yet been issued by the transfer agent and are recorded as stock payable on the Statement of Stockholder’s Equity.

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

During the twelve months ended December 31, 2012, a company affiliated with a former officer agreed to settle related party debt in consideration for $2,500. This amount of forgiven debt ($97,181) is recorded as contributed capital.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2012	December 31, 2011

Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	December 31, 2012	December 31, 2011

NOL carryover	$(832,999)	$(809,038)
Deferred tax benefit	324,869	315,542
Valuation Allowance	(324,869)	(315,542)
Net deferred tax benefit	$0	$0

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

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended December 31, 2012 and 2011, included in this report have been audited by Seale and Beers, CPAs, 50 S. Jones Blvd. Suite 201, Las Vegas, Nevada 89107, as set forth in their report included herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2012, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses identified by our Principal Executive Officer and Principal Financial Officer in connection with the review of our financial statements as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees at December 31, 2012.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Age	Title	Held Position Since

Raniero Corsini	49	President, Principal Executive Officer, Principal Financial Officer, Treasurer and Director	Officer since March 21, 2012 Director since March 20, 2012

Martin Doane	48	Vice President, Secretary and Director	Officer since March 21, 2012 Director since March 20, 2012

Background of Officers and Directors

Raniero Corsini: President, Principal Executive Officer, Principal Financial Officer, Treasurer and Director

Since October 2008, Raniero Corsini has been providing financial consulting services through his own consulting company in Toronto, Canada; 2099514 Ontario Inc.  Concurrent to managing 2099514 Ontario Inc. Mr. Corsini has been the managing director for Wildlaw Capital Markets in Toronto, Canada where he has been since April 2012.  Mr. Corsini received a Bachelors of Business Administration from the United States International University in San Diego, CA and London, UK.   He brings twenty years of extensive experience in business management and sales with wealth and asset management companies in Canada.

From July 2001 to October 2008, Mr. Corsini served as Senior Vice President of Global Business development and Structured Products at Sentry Select Capital Corp., a Canadian wealth management company in Toronto, Canada that offers a range of investment products including closed-end investment funds, mutual funds, principal-protected notes and flow-through limited partnerships, covering a variety of domestic and global mandates.  From June 1998 to July 2001, he served as Managing Director of Business Development and National Sales at Strategic Value Corp., a Canadian-based global asset management company located in Toronto, Canada.    From September 1993 to June 1998, he served as Vice President of Sales at BPI Capital Corp., a Canadian-based asset management company, which was acquired by CI Mutual Funds in or around 2001.   Mr. Corsini has also served as a director of EnDev Holdings Inc. (OTCQB:EDEV) since July 2010.

Martin Doane: Vice President, Secretary & Director

Martin Doane is a graduate of the University of Western Ontario and Osgoode Hall Law School and has been a practitioner of law since 1989.  His industry and legal endeavors have supplied him with a global network of professionals, entrepreneurs, and capital sources on which to draw for Northern Empire’s business.

In June 2006, Martin Doane founded Ubequity Capital Partners, Inc., an international merchant and investment bank based in Toronto, Canada, and currently serves as its President and CEO.  From April 2005 to November 2009 he also served as the CEO of Silverback Media PLC, (currently Adenyo Inc.) headquartered in Toronto, Canada, which he grew in less than 3 years from an idea to a multi-national mobile solutions group, with a revenue base of $25 million and 100+ employees.  Silverback Media PLC was a global e-marketing company with operations in London, Toronto, Paris and Los Angeles. Silverback owned and operated interactive, online and mobile advertising and marketing networks, providing e-marketing services and technology solutions that assist marketers in increasing their customer bases and sales.

Prior to joining the board of directors of Northern Empire Energy Corp., from June 2001 to April 2006, Martin Doane served as Chairman of the Board of Lemontonic Inc. (TSX-V:LEM) based in Toronto, Canada.  Lemontonic Inc. was a social networking software company whose primary business was the development, deployment and sale of proprietary online/web and instant messaging technology in the online dating category.   In April 2006, Lemontonic Inc. completed a business combination with Pioneering Technology Inc. (TSX-V: PIO) and formed a new company in the unrelated business of developing energy smart solutions.  Mr. Doane has also served as a director of EnDev Holdings Inc.  (OTCQB:EDEV) since July 2010.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Corsini and Doane have not been the subject of the following events:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they are current in their 16(a) reports.

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

ITEM 11.       EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of December 31, 2012 for all services rendered in all capacities to us during the last three completed fiscal years.

						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Raniero Corsini, President, Principal Executive Officer, Principal Financial Officer, Treasurer and Director (appointed officer 03/21/2012 and director 03/20/2012)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Martin Doane, Vice President, Secretary and Director (appointed officer 03/21/2012 and director 03/20/2012)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Jeffrey Cocks Former President, former Principal Financial Officer, former Director (resigned 03/21/2012)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

We do not have any employment agreements with our officers or directors.  We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

Compensation

As a result of the Company’s current limited available cash, no officer or director received any salary since April 24, 2006 (inception) of the company through the fiscal year ending December 31, 2012.  We intend to pay salaries when cash flow permits.

Stock Option Grants

We did not have any outstanding stock options granted as of December 31, 2012.

Outstanding Equity Awards

We did not have any outstanding equity awards as of December 31, 2012.

Option Exercises for Fiscal Year-Ending December 31, 2012

There were no options exercised by our named executive officers in the fiscal year ending December 31, 2012.

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

Director Compensation

We did not pay our directors any compensation during fiscal year ending December 31, 2012. There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of December 31, 2012, with the computation being based upon 20,827,216 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

			Direct Amount of	Percent
Title of Class	Name of Beneficial Owner	Position	Beneficial Owner	of Class (1)

Common	Raniero Corsini	President, Principal Executive Officer, Principal Financial Officer, Treasurer and director	18,000,000	86.43%

Common	Martin Doane	Vice President, Secretary and director	0	0%

All Officers and Directors as a Group (2 Persons)			18,000,000	86.43%

Principal Shareholders

Fast – Cede & Co. (2) 55 Water Street 2SL New York, NY 10041			2,530,900	12.15%

(1)	The percentages listed in the percent of class column are based upon 20,827,216 issued and outstanding shares of Common Stock.
(2)
Cede & Co. acting as a depository service for beneficial holders of the Company’s common stock, holds an aggregate of 2,530,900 common shares. The beneficial owners of such shares are not known to the Company.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Preferred Convertible Securities

At the time of incorporation, we issued 75,000 (adjusted for stock split) non-voting Callable and Convertible Preferred shares.  We filed with the Nevada Secretary of State the designation that “These Series A Preferred shares shall be designated as Callable and Convertible Preferred Stock.”  The corporation had the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Callable and Convertible Preferred Shares would have the right to cause the corporation to redeem shares for Common Stock at any time.  Each holder of the non-voting Series A Callable and Convertible Preferred Stock would have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Callable and Convertible Preferred Stock would be exchanged for two hundred (200) shares of Common Stock of the Corporation.  The conversion of 75,000 Series A Callable and Convertible Preferred Shares converts into 15,000,000 common shares.

Through a Board Resolution in November 2008, it was resolved that we shall not call nor redeem our Series A non-voting Callable and Convertible Preferred shares.  The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share owned for two hundred (200) common shares, at their sole discretion.   As of December 31, 2012, 62,500 preferred shares remain issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The company’s President has contributed office space for our use.  There is no charge to us for the space.  Our officer will not seek reimbursement for office rent expenses.

As of December 31, 2012 the President of the Company is owed $19,830 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending December 31, 2012 and 2011.  Aggregate fees billed to us for the years ended December 31, 2012 and 2011 are as follows:

	For the Years Ended December 31,
	2012	2011

(1) Audit Fees (i)	$8,000	$3,063
(2) Audit – Related Fees	-0-	-0-
(3) Tax Fees	-0-	-0-
(4) All Other Fees	-0-	-0-

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

NORTHERN EMPIRE ENERGY CORP.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive Officer & Chief Financial Officer

Date:	April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity

By: /s/RANIERO CORSINI	Chief Executive Officer
Raniero Corsini	Chief Financial Officer
Secretary
Treasurer
Director

Date:  April 14, 2014