Form 10-Q
period 2013-09-30
NORTHERN EMPIRE ENERGY CORP.
filed 2014-04-23
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes |X|   No |   |

At September 30, 2013, the Registrant had 21,442,563 common shares and 62,500 preferred shares outstanding.

Table of Contents
Northern Empire Energy Corp.
Index To Form 10-Q
For the Quarterly Period Ended September 30, 2013

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of September 30, 2013 and December 31, 2012	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012	2

	Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	3

	Notes to the Condensed Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Removed and Reserved	13

Item 5	Other Information	13

Item 6	Exhibits	13

Signatures		14

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)

	As of	As of
	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,818	$-
Prepaid expenses	2,500	-
TOTAL CURRENT ASSETS	11,318	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$22,582	$35,056
Related party loan	47,930	19,830
TOTAL CURRENT LIABILITIES	70,512	54,886

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of September 30, 2013 and December 31, 2012	63	63

Common stock; $0.001 par value; 195,000,000 shares authorized; 21,442,563 shares issued and outstanding as of September 30, 2013 and 20,827,216 at December 31, 2012	21,443	20,827

Stock payable; 615,347	-	615
Additional paid-in capital	756,608	756,608
Deficit accumulated during exploration stage	(837,307)	(832,999)
TOTAL STOCKHOLDERS’ DEFICIT	(59,194)	(54,886)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,318	$-

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
(Expressed in US Dollars)

	Three Months		Nine Months		April 24, 2006
	Ended	Ended	Ended	Ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	106	686	677	3,265	277,197
Professional fees	1,500	1,500	4,500	18,450	102,946
TOTAL OPERATING EXPENSES	1,606	2,186	5,177	21,715	380,143

LOSS FROM OPERATIONS	(1,606)	(2,186)	(5,177)	(21,715)	(360,652)

OTHER EXPENSES:
Foreign currency translation gain (loss)	53	(976)	869	1,742	(5,933)
Loss on impairment of oil and gas rights	-	-	-	-	(471,524)
Gain on settlement of debt	-	-	-	765	802
TOTAL OTHER EXPENSES	53	(976)	869	2,507	(476,655)

NET (LOSS) GAIN	(1,553)	(3,162)	(4,308)	(19,208)	(837,307)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING
- BASIC AND DILUTED	20,827,216	20,827,216	20,827,216	20,827,216

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

			April 24, 2006
	Nine Months Ended		(inception) to
	September 30,	September 30,	September 30,
	2013	2012	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,308)	$(19,208)	$(837,307)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,524
Gain on settlement of debt	-	(765)	(765)
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	-	(2,500)
Increase (decrease) in accounts payable and accrued expenses	15,626	19,799	168,458
Net cash used in operating activities	8,818	(174)	(190,340)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	-	(471,524)
Net cash used in investing activities	-	-	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,425
Common stock issued for cash	-	-	719,257
Purchase of treasury stock	-	5,000	(5,000)
Sale of treasury stock	-	(5,000)	5,000
Net cash provided by financing activities	-	-	720,682

NET INCREASE (DECREASE) IN CASH	8,818	(174)	8,818

CASH AND CASH EQUIVALENTS, Beginning of period	-	174	-

CASH AND CASH EQUIVALENTS, End of period	$8,818	$-	$8,818

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2013, the Company has accumulated operating losses of approximately $837,307 since inception.

At September 30, 2013, the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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
September 30, 2013

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
September 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at September 30, 2013 and December 31, 2012, the Company has cash equivalents in the amount of $ nil and $nil that are over the federally insured limit.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2013 the President of the Company is owed $47,930 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

During the twelve months ended December 31, 2012, a company affiliated with a former officer agreed to settle $99,681 of related party debt in consideration for $2,500. This amount of forgiven debt ($97,181) is recorded as contributed capital.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2013

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

NOTE 6 – STOCKHOLDER’S EQUITY

As of September 30, 2013 there were 21,442,563 shares of common stock issued and outstanding and 62,500 shares of preferred stock issued and outstanding.

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
September 30, 2013

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

On September 10, 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. On September 30, 2013, the Company issued the shares.

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

Results of Operations

Results of Operations for the three months ended September 30, 2013 and 2012

During the three months ended September 30, 2013, the Company had a net loss of $(1,553) compared to a net loss of $(3,162) during the same period ended September 30, 2012.  Operating expenses for the three months ended September 30, 2013 were comprised of $1,500 for the review of our interim financial statements (professional fees) as well as general and administrative expenses of $106. During the three months ended September 30, 2013 the Company received $53 from foreign currency translation gains.

Results of Operations for the nine months ended September 30, 2013 and 2012

During the nine months ended September 30, 2013, the Company recorded a net loss of $(4,308) versus a net loss of $(19,208) for the same period ended September 30, 2012. Operating expenses for the nine months ended September 30, 2013 totaled $5,177 (2012- $21,715) consisting of $677 in general and administrative expenses and audit fees of $4,500 for the review of our interim financial statements. During the nine months ended September 30, 2013 the Company received $869 from foreign currency transaction gains.

For the period since inception through September 30, 2013, we generated limited revenues of $19,491.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Liquidity and Capital Resources

At September 30, 2013, we had total assets of $11,318 and total liabilities of $70,512 compared to total assets of $nil and total liabilities of $54,886 at December 31, 2012.  Net working capital was $(59,194) compared to $(54,886) at December 31, 2012.  We incurred a net loss of $(4,308) for the nine months ended September 30, 2013 and an aggregate deficit since inception of $(837,307).

We earned $19,491 in revenues since our inception on April 24, 2006 through September 30, 2013. We generated no revenue during the nine months ended September 30, 2013.  We do not anticipate generating any revenues for the foreseeable future.   Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception to September 30, 2013 was $719,257.

At September 30, 2013 our President has advanced a total of $47,930 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As of September 30, 2013 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of September 30, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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