Form 10-K
period 2013-12-31
NORTHERN EMPIRE ENERGY CORP.
filed 2014-04-29
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

On December 31, 2013, the Registrant had 21,442,563 shares of common stock outstanding.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We do not undertake to update forward- looking statements to reflect the impact of circumstances or events that arise after the dates they fare made.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

In this form 10-K references to “Northern Empire Energy Corp.”, “the Company”, “we,” “us,” and “our” refer to Northern Empire Energy Corp.

PART I

ITEM 1.                  BUSINESS.

We were incorporated in the State of Nevada on April 24, 2006 as Political Calls, Inc. We maintain our statutory registered agent’s office at 311 West Third Street, Carson City, Nevada, 89703 and our principal executive offices are located at Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7.  Our telephone number is (416) 903-0059.

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

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

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
Employees
We currently have no employees other than our sole officer and director. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.                  PROPERTIES.

We own no real property. As at December 31, 2013, we maintained limited office space located at Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Our president provides us his office in which we conduct business on our behalf.   We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented.

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

ITEM 4.                  MINE SAFETY DISCLOSURES.

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

There is no established trading market for shares of our common stock and there have been no trades of our common stock during the last two fiscal years.  We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB Pink marketplace.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2013

Fourth Quarter 10-1-13 to 12-31-13	No activity	No activity
Third Quarter 07-1-13 to 09- 30-13	No activity	No activity
Second Quarter 04-1-13 to 06-30-13	No activity	No activity
First Quarter 01-1-13 to 03-31-13	No activity	No activity

Fiscal Year	High Bid	Low Bid
2012

Fourth Quarter 10-1-12 to 12-31-12	No activity	No activity
Third Quarter 07-1-12 to 09- 30-12	No activity	No activity
Second Quarter 04-1-12 to 06-30-12	No activity	No activity
First Quarter 01-1-12 to 03-31-12	No activity	No activity

Holders of Common Stock

As of December 31, 2013, there were thirty-two (32) holders of record of our Common Stock and 21,442,563 shares outstanding.

Holders of Preferred Stock

On April 24, 2006, the Company issued 75,000 shares (adjusted post- split) of its preferred stock to seven (7) holders of record. Each share of the Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation.  The conversion of all of the preferred stock would equate to 15,000,000 common shares.  As of December 31, 2013 there are 62,500 preferred shares outstanding.

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

ITEM 6.                  SELECTED FINANCIAL DATA.

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

Results of Operations for the years ended December 31, 2013 and 2012

We did not generate any revenues during the fiscal years ended December 31, 2013 and December 31, 2012.

We had a net loss of $(32,027) for the year ended December 31, 2013 compared to a net loss of $(23,961) for the year ended December 31, 2012.  The change is explained below.

Operating expenses for the twelve months ended December 31, 2013 totaled $33,424 (2012- $26,702) consisting of $4,424 in general and administrative expenses and professional fees of $29,000. Operating expenses were greater in fiscal 2013 primarily as a result of additional accounting and audit fees associated with the company’s decision to reactivate and become compliant with the SEC. During the year ended December 31, 2103 the Company received $1,398 from foreign currency translation gains.

For the period since inception through December 31, 2013, we generated limited revenues of $19,491.  Since our inception on April 24, 2006 our accumulated deficit is $(865,026).

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

Liquidity and Capital Resources

At December 31, 2013, we had total assets of $18,572.  Our liabilities were $105,485, resulting in a working capital deficit of $(86,913), compared to $nil in total assets and total liabilities of $54,886 for the year ended December 31, 2012.

We earned $19,491 revenues since our inception on April 24, 2006 through December 31, 2013. We generated no revenues for the fiscal year ending December 31, 2013.  We do not anticipate generating any revenues for the foreseeable future. Net cash provided by the sale of shares from inception to December 31, 2013 was $719,257.  To date, our President has advanced a total of $60,352 (December 31, 2012 $19,830) to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.
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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders’ Equity (Deficit)	F–4

Statements of Cash Flows	F–7

Notes to the Financial Statements	F–8

SEALE AND BEERS, CPAs
PCAOB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Empire Energy Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and since inception on April 24, 2006 through December 31, 2013. Northern Empire Energy Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Energy Corp. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and since inception on April 24, 2006 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 25, 2014

50 S. Jones Blvd. Suite 201 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Balance Sheets

	As of	As of
	December 31, 2013	December 31, 2012
	(Audited)	(Audited )
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,572	$-
TOTAL CURRENT ASSETS	18,572	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$45,133	$35,056
Related party loan	60,352	19,830
TOTAL CURRENT LIABILITIES	105,485	54,886

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of December 31, 2013 and December 31, 2012	63	63

Common stock; $0.001 par value; 195,000,000 shares authorized; 21,442,563 shares issued and outstanding as of December 31, 2013 and 20,827,216 at December 31, 2012	21,443	20,827

Stock payable; 615,347 shares	-	615
Additional paid-in capital	756,608	756,608
Deficit accumulated during development stage	(865,026)	(832,999)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(86,913)	(54,886)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,572	$-

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statements of Operations

			April 24, 2006
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	4,424	4,752	280,943
Professional fees	29,000	21,950	127,446
TOTAL OPERATING EXPENSES	33,424	26,702	408,389

LOSS FROM OPERATIONS	(33,424)	(26,702)	(388,898)

OTHER EXPENSES:
Foreign currency translation gain (loss)	1,398	1,976	(5,406)
Loss on impairment of oil and gas rights	-	-	(471,524)
Gain on settlement of debt	-	765	802
TOTAL OTHER EXPENSES	1,398	2,741	(476,128)

NET (LOSS) GAIN	(32,027)	(23,961)	(865,026)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	20,982,317	20,827,216

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from April 24, 2006 (inception) to December 31, 2013

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
For the Period from April 24, 2006 (inception) to December 31, 2013

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

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from April 24, 2006 (inception) to December 31, 2013

								Deficit
								Accumulated		Total
	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid- In	During The Development	Treasury	Stockholders Equity
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Stage	Stock	(Deficit)

Issuance of 615,347 common shares September 30, 2013	-	-	615,347	615	(615,347)	(615)	-	-	-	-

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(32,027)	-	(32,027)

Balance, December 31, 2013	62,500	63	21,442,563	21,443	-	-	756,608	(865,026)	-	(86,913)

The accompanying notes are an integral part of these financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Statements of Cash Flows

			April 24, 2006
	Year Ended		(inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)gain	$(32,027)	$(23,961)	$(865,026)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,524
Gain on settlement of debt	-	(765)	(765)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	50,599	24,552	203,431
Net cash used in operating activities	18,572	(174)	(180,586)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	-	(471,524)
Net cash used in investing activities	-	-	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,425
Common stock issued for cash	-	-	719,257
Purchase of treasury stock	-	(5,000)	(5,000)
Sale of treasury stock	-	5,000	5,000
Net cash provided by financing activities	-	-	720,682

NET INCREASE (DECREASE) IN CASH	18,572	(174)	18,572

CASH AND CASH EQUIVALENTS, Beginning of period	-	174	-

CASH AND CASH EQUIVALENTS, End of period	$18,572	$-	$18,572

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2013, the Company has accumulated operating losses of approximately $865,026 since inception.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
December 31, 2013

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
December 31, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at December 31, 2013 and 2012, the Company has cash equivalents in the amount of $ nil and $ nil that are over the federally insured limit.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2013 the President of the Company is owed $60,352 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

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

NOTE 6 – STOCKHOLDER’S EQUITY

As of December 31, 2013 there were 21,442,563 shares of common stock issued and outstanding and 62,500 shares of preferred stock issued and outstanding.

On April 24, 2006 (inception), the Company issued 361,900 shares of its common stock at $0.01 per share to a sole shareholder for $3,619.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013

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

In September 2009, the Company conducted a private placement of 615,347 shares of common stock at $0.60 per share for a total of $369,208. On September 30, 2013 the Company issued the shares.

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
December 31, 2013

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2013	December 31, 2012

Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	December 31, 2013	December 31, 2012

NOL carryover	$(865,026)	$(832,999)
Deferred tax benefit	337,360	324,869
Valuation Allowance	(337,360)	(324,869)
Net deferred tax benefit	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $nil for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013

NOTE 9 –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and believes there are no events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended December 31, 2013 and 2012, included in this report have been audited by Seale and Beers, CPAs, 50 S. Jones Blvd. Suite 201, Las Vegas, Nevada 89107, as set forth in their report included herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2013, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses identified by our Principal Executive Officer and Principal Financial Officer in connection with the review of our financial statements as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees at December 31, 2013.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Age	Title	Held Position Since

Raniero Corsini	50	President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary and Director	Officer since March 21, 2012 Director since March 20, 2012

Background of Officers and Directors

Raniero Corsini: President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary and Director

Since October 2008, Raniero Corsini has been providing financial consulting services through his own consulting company in Toronto, Canada; 2099514 Ontario Inc.  Concurrent to managing 2099514 Ontario Inc. Mr. Corsini has been the managing director for Wildlaw Capital Markets in Toronto, Canada where he has been since April 2012.   Mr. Corsini received a Bachelors of Business Administration from the United States International University in San Diego, CA and London, UK.   He brings over twenty years of extensive experience in business management and sales with wealth and asset management companies in Canada.

From July 2001 to October 2008, Mr. Corsini served as Senior Vice President of Global Business Development and Structured Products at Sentry Select Capital Corp., a Canadian wealth management company in Toronto, Canada that offers a range of investment products including closed-end investment funds, mutual funds, principal-protected notes and flow-through limited partnerships, covering a variety of domestic and global mandates.   Mr. Corsini has served as a director of Northern Empire Energy Corp. (OTCPK:NOEEE) since March 2012 and was a director of MeeMee Media Inc. (OTCQB:MEME) from July 2010 through July 2013.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Corsini has not been the subject of the following events:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, all such reports as required to be filed during the 2013 fiscal year were filed on a timely basis in compliance with Section 16(a).

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

ITEM 11.                EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of December 31, 2013 for all services rendered in all capacities to us during the last three completed fiscal years.

						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Raniero Corsini,	2013	0	0	0	0	0	0	0	0
President, Principal Executive	2012	0	0	0	0	0	0	0	0
Officer, Principal Financial Officer, Treasurer, Secretary and Director (appointed officer 03/21/2012 and director 03/20/2012)	2011	0	0	0	0	0	0	0	0

Martin Doane,	2013	0	0	0	0	0	0	0	0
Former Vice President, former	2012	0	0	0	0	0	0	0	0
Secretary and former Director (resigned 09/04/2013)	2011	0	0	0	0	0	0	0	0

Jeffrey Cocks	2013	0	0	0	0	0	0	0	0
Former President, former	2012	0	0	0	0	0	0	0	0
Principal Financial Officer, former Director (resigned 03/21/2012)	2011	0	0	0	0	0	0	0	0

We do not have any employment agreements with our officers or directors.  We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

Compensation

As a result of the Company’s current limited available cash, no officer or director received any salary since April 24, 2006 (inception) of the company through the fiscal year ending December 31, 2013.  We intend to pay salaries when cash flow permits.

Stock Option Grants

We did not have any outstanding stock options granted as of December 31, 2013.

Outstanding Equity Awards

We did not have any outstanding equity awards as of December 31, 2013.

Option Exercises for Fiscal Year-Ending December 31, 2013

There were no options exercised by our named executive officers in the fiscal year ending December 31, 2013.

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

Director Compensation

We did not pay our directors any compensation during fiscal year ending December 31, 2013. There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of December 31, 2013, with the computation being based upon 21,442,563 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

			Direct Amount of	Percent
Title of Class	Name of Beneficial Owner	Position	Beneficial Owner	of Class (1)

Common	Raniero Corsini	President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary and director	18,000,000	83.94%

All Officers and Directors as a Group (1 Person)			18,000,000	83.94%

Principal Shareholders

Fast – Cede & Co. (2) 55 Water Street 2SL New York, NY 10041			2,530,900	11.80%

(1)	The percentages listed in the percent of class column are based upon 21,442,563 issued and outstanding shares of Common Stock.
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

Through a Board Resolution in November 2008, it was resolved that we shall not call nor redeem our Series A non-voting Callable and Convertible Preferred shares.  The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share owned for two hundred (200) common shares, at their sole discretion.  As of December 31, 2013, 62,500 preferred shares remain issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The company’s president has contributed office space for our use.  There is no charge to us for the space.  Our president will not seek reimbursement for office rent expenses.

As of December 31, 2013 the president of the Company is owed $60,352 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending December 31, 2013 and 2012.  Aggregate fees billed to us for the years ended December 31, 2013 and 2012 are as follows:

	For the Years Ended December 31,
	2013	2012

(1) Audit Fees (i)	$22,500	$8,000
(2) Audit – Related Fees	-0-	-0-
(3) Tax Fees	-0-	-0-
(4) All Other Fees	-0-	-0-

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

NORTHERN EMPIRE ENERGY CORP.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive Officer & Chief Financial Officer

Date:	April 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity

By: /s/RANIERO CORSINI	Chief Executive Officer
Raniero Corsini	Chief Financial Officer
Secretary
Treasurer
Director

Date:  April 28, 2014