Form 10-Q
period 2014-03-31
NORTHERN EMPIRE ENERGY CORP.
filed 2014-05-06
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52725

NORTHERN EMPIRE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4765268
(State of incorporation)	(I.R.S. Employer ID No.)

Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7
(Address of Principal Executive Offices)

(416) 903-0059
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes |X|   No |   |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes |X|   No |   |
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	|_|	Accelerated Filer	|_|
Non-accelerated Filer (Do not check if smaller reporting company)	|_|	Smaller Reporting Company	|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|   No |   |

At May 5, 2014, the Registrant had 21,442,563 common shares and 62,500 preferred shares outstanding.

Table of Contents
Northern Empire Energy Corp.
Index To Form 10-Q
For the Quarterly Period Ended March 31, 2014

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of March 31, 2014 and December 31, 2013	1

	Condensed Statements of Operations for the three months ended March 31, 2014 and 2013	2

	Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013	3

	Notes to the Condensed Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Removed and Reserved	13

Item 5	Other Information	13

Item 6	Exhibits	13

Signatures		14

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)

	As of	As of
	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,591	$18,572

TOTAL CURRENT ASSETS	9,591	18,572

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$47,310	$45,133
Related party loan	60,352	60,352

TOTAL CURRENT LIABILITIES	107,662	105,485

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of March 31, 2014 and December 31, 2013	63	63
Common stock; $0.001 par value; 195,000,000 shares authorized; 21,442,563 shares issued and outstanding as of March 31, 2014 and December 31, 2013	21,443	21,443
Additional paid-in capital	756,608	756,608
Deficit accumulated during development stage	(876,184)	(865,026)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(98,071)	(86,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,591	$18,572

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
(Expressed in US Dollars)

	Three Months		April 24, 2006
	Ended	Ended	(inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
REVENUES	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	5,950	38	286,893
Professional fees	6,000	1,500	133,446
TOTAL OPERATING EXPENSES	11,950	1,538	420,339

LOSS FROM OPERATIONS	(11,950)	(1,538)	(400,848)

OTHER EXPENSES:
Foreign currency translation gain (loss)	792	684	(4,614)
Loss on impairment of oil and gas rights	-	-	(471,524)
Gain on settlement of debt	-	-	802
TOTAL OTHER EXPENSES	792	684	(475,336)

NET (LOSS) GAIN	(11,158)	(854)	(876,184)

NET (LOSS) GAIN PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	21,442,563	20,827,216

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

			April 24, 2006
	Three Months Ended		(inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(11,158)	$(854)	$(876,184)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,524
Gain on extinguishment of debt	-	-	(765)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	2,177	854	205,608
Net cash used in operating activities	(8,981)	-	(189,567)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	-	(471,524)
Net cash used in investing activities	-	-	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,425
Common stock issued for cash	-	-	719,257
Purchase of treasury stock	-	-	(5,000)
Sale of treasury stock	-	-	5,000
Net cash provided by financing activities	-	-	720,682

NET INCREASE (DECREASE) IN CASH	(8,981)	-	9,591

CASH AND CASH EQUIVALENTS, Beginning of period	18,572	-	-

CASH AND CASH EQUIVALENTS, End of period	$9,591	$-	$9,591

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2014, the Company has accumulated operating losses of approximately $(876,184) since inception.

At March 31, 2014, the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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
March 31, 2014

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
March 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at March 31, 2014 and December 31, 2013, the Company has cash equivalents in the amount of $ nil and $nil that are over the federally insured limit.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2014 the President of the Company is owed $60,352 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2014

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

NOTE 6 – STOCKHOLDER’S EQUITY

As of March 31, 2014 there were 21,442,563 shares of common stock issued and outstanding and 62,500 shares of preferred stock issued and outstanding.

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
March 31, 2014

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

In December 2009 we entered into a “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with Angels Exploration Fund, Inc., an Alberta Corporation.  We purchased from Angels Exploration Fund Inc. certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars).  The Company was unable to secure additional financing to conduct exploration and drill wells on its oil and gas properties and consequently, decided to forfeit the Petroleum and Natural Gas lease rights on the Waskatenau Prospect.  During the year ended December 31, 2010, the Company terminated the “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” and became a shell corporation whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity. We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

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

Results of Operations

Results of Operations for the three months ended March 31, 2014 and 2013

We did not generate any revenues during the periods ended March 31, 2014 or 2013.

We had a net loss of $(11,158) during the three months ended March 31 2014 compared to a net loss of $(854) during the same period ended March 31, 2013.  The change is explained below.

Operating expenses for the three months ended March 31, 2014 totaled $11,950 compared to $1,538 for the same period in 2013.  During the three months ended March 31, 2014 operating expenses increased by $10,412 as the Company focused its resources on Edgar filing all of its outstanding public reports with the intention of becoming compliant with the SEC.

During the quarter ended March 31, 2014 we incurred expenses of $435 in general office expenses (2013 - $38), transfer agent fees were $295 (2013 - $nil), Edgar fees associated with the filing of our outstanding reports on Form 10Q and 10K filing fees were $5,220 (2013 -$nil), accounting and administrative fees were $4,500 ($2013 - nil) and audit fees incurred during the quarter were $1,500 (2013 - $1,500).

During the quarter ended March 31, 2014 the Company received $792 (2013 - $684) from foreign currency translation gains.

For the period since inception through March 31, 2014, we generated limited revenues of $19,491.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Liquidity and Capital Resources

At March 31, 2014, we had total assets of $9,591 and total liabilities of $107,662 compared to total assets of $18,572 and total liabilities of $105,485 at December 31, 2013.  Net working capital was $(98,071) compared to $(86,913) at December 31, 2013.  We incurred a net loss of $(11,158) for the three months ended March 31, 2014 and an aggregate deficit since inception of $(876,184).

We earned $19,491 in revenues since our inception on April 24, 2006 through March 31, 2014. We generated no revenue during the three months ended March 31, 2014.  We do not anticipate generating any revenues for the foreseeable future.   Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception to March 31, 2014 was $719,257.

At March 31, 2014 our President has advanced a total of $60,352 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2013 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As of March 31, 2014 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of March 31, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

NORTHERN EMPIRE ENERGY CORP.
Registrant

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive & Chief Financial Officer
DATED:	May 5, 2014