Form 10-Q
period 2014-07-29
NORTHERN EMPIRE ENERGY CORP.
filed 2014-07-31
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

----------------------
FORM 10-Q
----------------------

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Suite 201 - 55 York Street, Toronto, Ontario, Canada, M5J 1R7
(Address of Principal Executive Offices)

(416) 903-0059
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒  No ☐

At July 29, 2014, the Registrant had 21,442,563 common shares and 62,500 preferred shares outstanding.

Table of Contents
Northern Empire Energy Corp.
Index To Form 10-Q
For the Quarterly Period Ended June 30, 2014

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Unaudited Condensed Balance Sheets as of June 30, 2014 and December 31, 2013	3

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013	5

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013	6

	Notes to the Unaudited Condensed Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Mine Safety Disclosures	15

Item 5	Other Information	16

Item 6	Exhibits	16

Signatures		17

PART I.  FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US Dollars)

	As of	As of
	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$970	$18,572

TOTAL CURRENT ASSETS	970	18,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,356	$45,133
Related party loan	95,352	60,352

TOTAL CURRENT LIABILITIES	116,708	105,485

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 62,500 shares issued and outstanding as of June 30, 2014 and December 31, 2013	63	63

Common stock; $0.001 par value; 195,000,000 shares authorized; 21,442,563 shares issued and outstanding as of June 30, 2014 and December 31, 2013	21,443	21,443

Additional paid-in capital	756,608	756,608

Deficit accumulated during development stage	(893,850)	(865,026)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(115,737)	(86,913)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$970	$18,572

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
(Expressed in US Dollars)

	Three Months		Six Months		April 24, 2006
	Ended	Ended	Ended	Ended	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014
REVENUES	$-	$-	$-	$-	$19,491

OPERATING EXPENSES
General and administrative	11,380	533	17,330	571	298,273
Professional fees	5,830	1,500	11,830	3,000	139,276
TOTAL OPERATING EXPENSES	17,210	2,033	29,160	3,571	437,549

LOSS FROM OPERATIONS	(17,210)	(2,033)	(29,160)	(3,571)	(418,058)

OTHER EXPENSES:
Foreign currency translation gain (loss)	(455)	132	337	817	(5,069)
Loss on impairment of oil and gas rights	-	-	-	-	(471,524)
Gain on settlement of debt	-	-	-	-	802
TOTAL OTHER EXPENSES	(455)	132	337	817	(475,791)

NET (LOSS) GAIN	(17,666)	(1,901)	(28,824)	(2,754)	(893,850)

NET (LOSS) GAIN PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	21,442,563	20,827,216	21,442,563	20,827,216

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

			April 24, 2006
	Six Months Ended		(inception) to
	June 30,	June 30,	June 30,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(28,824)	$(2,754)	$(893,850)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	2,750
Beneficial conversion feature	-	-	7,500
Impairment of asset	-	-	471,524
Gain on extinguishment of debt	-	-	(765)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	11,222	3,853	214,653
Net cash used in operating activities	(17,602)	1,099	(198,188)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for prior ownership	-	-	(50,000)
Deposits for purchase of oil and gas properties	-	-	(471,524)
Net cash used in investing activities	-	-	(521,524)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributed capital from officer	-	-	1,425
Common stock issued for cash	-	-	719,257
Purchase of treasury stock	-	-	(5,000)
Sale of treasury stock	-	-	5,000
Net cash provided by financing activities	-	-	720,682

NET INCREASE (DECREASE) IN CASH	(17,602)	1,099	970

CASH AND CASH EQUIVALENTS, Beginning of period	18,572	-	-

CASH AND CASH EQUIVALENTS, End of period	$970	$1,099	$970

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2014, the Company has accumulated operating losses of approximately $(893,850) since inception.

At June 30, 2014, the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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
June 30, 2014

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

Stock-Based Compensation

The Company has adopted FASB ASC Topic 718-10, "Compensation - Stock Compensation" ("ASC 718-10") which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2014

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

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted FASB ASC topic 830 "Foreign Currency Matters". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at June 30, 2014 and December 31, 2013, the Company has cash equivalents in the amount of $nil and $nil that are over the federally insured limit.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2014 the President of the Company is owed $95,352 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2014

NOTE 5 - OIL AND GAS PROPERTIES

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

During the year ended December 31, 2010, the Company terminated the "Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" and became a shell corporation whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

NOTE 6 - STOCKHOLDER'S EQUITY

As of June 30, 2014 there were 21,442,563 shares of common stock issued and outstanding and 62,500 shares of preferred stock issued and outstanding.

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

NORTHERN EMPIRE ENERGY CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2014

NOTE 6 - STOCKHOLDER'S EQUITY (continued)

On November 17, 2008, David Gallagher, a former officer and director of the Company, returned his 361,900 restricted shares of common stock to the corporate treasury in exchange for $50,000 and the Company's specialized phone equipment with a book value of $4,750.  The shares were then cancelled by the Company's transfer agent.

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
NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS
We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.
NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and believes there are no events to disclose.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to "common shares",Â refer to the common shares in our capital stock.

In this Form 10-Q references to "Northern Empire", "the Company", "we", "us"Â and "our"Â refer to Northern Empire Energy Corp.

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

Overview of Operations

We were incorporated in the State of Nevada on April 24, 2006, as Political Calls, Inc.   Our common stock is quoted for trading on the OTC Bulletin Board under the symbol NOEE.  Our principal executive offices are located at Suite 201 - 55 York Street, Toronto, Ontario, Canada, M5J 1R7.

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

In December 2009 we entered into a "Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" with Angels Exploration Fund, Inc., an Alberta Corporation.  We purchased from Angels Exploration Fund Inc. certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars).  The Company was unable to secure additional financing to conduct exploration and drill wells on its oil and gas properties and consequently, decided to forfeit the Petroleum and Natural Gas lease rights on the Waskatenau Prospect.  During the year ended December 31, 2010, the Company terminated the "Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights"Â and became a shell corporation whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity. We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

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

Results of Operations

We did not generate any revenues during the six month periods ended June 30, 2014 and 2013.
During the six month periods ended June 30, 2014 and 2013, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.

For the three months ended June 30, 2014 and 2013

We had a net loss of $(17,666) during the three months ended June 30, 2014 compared to a net loss of $(1,901) during the same period ended June 30, 2013.  The change is explained below.

Operating expenses for the three months ended June 30, 2014 totaled $17,210 compared to $2,033 for the same period in 2013.  During the three months ended June 30, 2014 operating expenses increased by $15,177 as the Company focused its resources on preparing and Edgar filing all of its outstanding public reports with the Securities and Exchange Commission.

During the quarter ended June 30, 2014 we incurred expenses of $65 in general office expenses (2013 - $533), transfer agent fees were $35 (2013 - $nil), Edgar fees associated with the filing of our outstanding reports on Form 10Q and 10K filing fees were $11,610 (2013 - $nil), accounting and administrative fees were $5,500 ($2013 - nil) and audit fees incurred during the quarter were $nil (2013 - $1,500).

During the quarter ended June 30, 2014 the Company recorded ($455) from foreign currency translation (2013 - $132).

For the six months ended June 30, 2014 and 2013

We had a net loss of $(28,824) during the six months ended June 30, 2014 compared to a net loss of $(2,754) during the same period ended June 30, 2013.  The change is explained below.

Operating expenses for the six months ended June 30, 2014 totaled $29,160 compared to $3,571 for the same period in 2013.  During the six months ended June 30, 2014 operating expenses increased by $25,589 as a result of additional expenses paid to prepare and Edgar file all of the Company's outstanding public reports with the Securities and Exchange Commission.

During the quarter ended June 30, 2014 we incurred expenses of $500 in general office expenses (2013 - $571), transfer agent fees were $330 (2013 - $nil), Edgar fees associated with the filing of our outstanding reports on Form 10Q and 10K filing fees were $16,830 (2013 - $nil), accounting and administrative fees were $10,000 ($2013 - nil) and audit fees incurred during the quarter were $1,500 (2013 - $3,000).

During the quarter ended June 30, 2014 the Company received $337 (2013 - $817) from foreign currency translation gains.

For the period since inception through June 30, 2014, we generated limited revenues of $19,491.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Liquidity and Capital Resources
At June 30, 2014, we had total assets of $970 comprised solely of cash.  Our liabilities were $116,708 resulting in a working capital deficit of $(115,737) compared to $(86,913) at December 31, 2013.  Net cash from (used in) operating activities was $(17,602) and $1,099 for the six months ending June 30, 2014 and 2013 respectively.
We earned $19,491 in revenues since our inception on April 24, 2006 through June 30, 2014. We generated no revenue during the six months ended June 30, 2014.  We do not anticipate generating any revenues for the foreseeable future.   Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception to June 30, 2014 was $719,257.

At June 30, 2014 our President has advanced a total of $95,352 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations, have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.   The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2014.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As of June 30, 2014 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of June 30, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act)) during the period ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 on the grounds that the transaction did not involve a public offering and the purchaser was furnished with the same information that could be found in a Form S-1 registration statement and was determined to be "sophisticated"Â as that term is defined in administration decisions of the SEC.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

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

NORTHERN EMPIRE ENERGY CORP.
Registrant

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive & Chief Financial Officer
DATED:	July 29, 2014