Form 10-Q
period 2014-09-30
NORTHERN EMPIRE ENERGY CORP.
filed 2014-11-03
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------
FORM 10-Q
----------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	| |	Accelerated filer	| |
Non-accelerated filer	| |	Smaller Reporting Company	|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|   No |   |

At October 29, 2014, the Registrant had 33,942,563 common shares and nil preferred shares outstanding.

Table of Contents
Northern Empire Energy Corp.
Index To Form 10-Q
For the Quarterly Period Ended September 30, 2014

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Unaudited Condensed Balance Sheets as of September 30, 2014 and December 31, 2013	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2014 and 2013	2

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	3

	Notes to the Unaudited Condensed Financial Statements	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Mine Safety Disclosures	14

Item 5	Other Information	14

Item 6	Exhibits	14

Signatures		15

PART I.  FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

NORTHERN EMPIRE ENERGY CORP.
Condensed Balance Sheets
(Expressed in US Dollars)

	As of	As of
	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,929	$18,572

TOTAL ASSETS	3,929	18,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,556	$45,133
Related party loan	110,352	60,352

TOTAL LIABILITIES	131,908	105,485

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, Nil shares issued and outstanding as of September 30, 2014 and 62,500 as of December 31, 2013	-	63

Common stock; $0.001 par value; 195,000,000 shares authorized; 33,942,563 shares issued and outstanding as of September 30, 2014 and 21,442,563 as of December 31, 2013	33,943	21,443

Additional paid-in capital	744,171	756,608
Accumulated deficit	(906,092)	(865,026)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(127,979)	(86,913)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,929	$18,572

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
Condensed Statements of Operations
(Unaudited)
(Expressed in US Dollars)

	Three Months		Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

OPERATING EXPENSES
General and administrative	2,474	106	19,804	677
Professional fees	10,070	1,500	21,900	4,500
Total Operating Expenses	12,544	1,606	41,704	5,177

Loss From Operations	(12,544)	(1,606)	(41,704)	(5,177)

OTHER EXPENSES
Foreign currency translation gain (loss)	301	53	638	869

NET (LOSS) GAIN	(12,243)	(1,553)	(41,066)	(4,308)

NET (LOSS) GAIN PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,877,122	20,827,216	22,741,464	20,827,216

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
Condensed Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(41,066)	$(4,308)

Changes in operating assets and liabilities:
Prepaid expenses	-	(2,500)
Increase (decrease) in accounts payable and accrued expenses	26,423	15,626
Net cash used in operating activities	(14,643)	8,818

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-
Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	(14,643)	8,818

CASH AND CASH EQUIVALENTS, Beginning of period	18,572	-

CASH AND CASH EQUIVALENTS, End of period	$3,929	$8,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN EMPIRE ENERGY CORP.
Notes to the Condensed Financial Statements
September 30, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2014, the Company has accumulated operating losses of approximately $(906,092) since inception.

At September 30, 2014, the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

NORTHERN EMPIRE ENERGY CORP.
Notes to the Condensed Financial Statements
September 30, 2014

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

NORTHERN EMPIRE ENERGY CORP.
Notes to the Condensed Financial Statements
September 30, 2014

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

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted FASB ASC topic 830 "Foreign Currency Matters"). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at September 30, 2014 and December 31, 2013, the Company has cash equivalents in the amount of $ nil and $nil that are over the federally insured limit.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2014 the President of the Company is owed $110,352 for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

NORTHERN EMPIRE ENERGY CORP.
Notes to the Condensed Financial Statements
September 30, 2014

NOTE 5 – STOCKHOLDER'S EQUITY

As of September 30, 2014 there were 33,942,563 shares of common stock issued and outstanding and nil shares of preferred stock issued and outstanding.

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

NORTHERN EMPIRE ENERGY CORP.
Notes to the Condensed Financial Statements
September 30, 2014

NOTE 5 – STOCKHOLDER'S EQUITY (continued)

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

During the period ended September 30, 2014, an aggregate of 62,500 preferred shares of stock were converted into 12,500,000 shares of common stock at a conversion rate of 200 to 1.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In the quarter ending September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and believes there are no events to disclose.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to "common shares" refer to the common shares in our capital stock.

In this Form 10-Q references to "Northern Empire", "the Company", "we", "us" and "our" refer to Northern Empire Energy Corp.

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

In December 2009 we entered into a "Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" with Angels Exploration Fund, Inc., an Alberta Corporation and purchased certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars).  The Company was unable to secure additional financing to conduct exploration and drill wells on its oil and gas properties and consequently, during the year ended December 31, 2010, terminated the "Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" and became a shell corporation whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity. We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

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

Results of Operations

We did not generate any revenues during the nine month periods ended September 30, 2014 and 2013.

During the nine month periods ended September 30, 2014 and 2013, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.

For the three months ended September 30, 2014 and 2013

We had a net loss of $(12,243) during the three months ended September 30, 2014 compared to a net loss of $(1,553) during the same period ended September 30, 2013.  The change is explained below.

Operating expenses for the three months ended September 30, 2014 totaled $12,544 compared to $1,606 for the same period in 2013.  Details are as follows:

During the quarter ended September 30, 2014 we incurred expenses of $99 in general office expenses (2013 - $106), transfer agent fees were $925 (2013 - $nil), filing fees associated with the filing of our periodic reports on  Form 10Q and were $1,120 (2013 -$nil) accounting and administrative fees were $4,500 (2013 - nil) legal fees were $4,400 (2013 – Nil) and audit fees incurred during the quarter were $1,500 (2013 - $1,500).

During the quarter ended September 30, 2014 the Company recorded $301 from foreign currency translation (2013 - $53).

For the nine months ended September 30, 2014 and 2013

We had a net loss of $(41,066) during the nine months ended September 30, 2014 compared to a net loss of $(4,308) during the same period ended September 30, 2013.  The change is explained below.

Operating expenses for the nine months ended September 30, 2014 totaled $41,704 compared to $5,177 for the same period in 2013.  During the nine months ended September 30, 2014 operating expenses increased by $36,527 primarily as a result of additional expenses paid to prepare and Edgar file all of the Company's outstanding public reports with the Securities and Exchange Commission.

During the quarter ended September 30, 2014 we incurred expenses of $599 in general office expenses (2013 - $677), transfer agent fees were $1,255 (2013 - $nil), Edgar fees associated with the filing of our outstanding reports on Form 10Q and 10K filing fees were $17,950 (2013 -$nil), accounting and administrative fees were $14,500 (2013 - $nil) legal fees were $4,400 (2013 - $nil)  and audit fees incurred during the quarter were $3,000 (2013 - $4,500).

During the quarter ended September 30, 2014 the Company received $638 (2013 - $869) from foreign currency translation gains.

We did not generate any revenues during the nine month periods ended September 30, 2014 and 2013.  We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Liquidity and Capital Resources

At September 30, 2014, we had total assets of $3,929 comprised solely of cash.  Our liabilities were $131,908 resulting in a working capital deficit of $(127,979) compared to $(86,913) at December 31, 2013.  Net cash from (used in) operating activities was $(14,643) and $8,818 for the nine months ending September 30, 2014 and 2013 respectively.

We generated no revenue during the nine months ended September 30, 2014.  We do not anticipate generating any revenues for the foreseeable future.   Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  We did not receive any cash from the sale of shares during the period ended September 30, 2014.

At September 30, 2014 our President has advanced a total of $110,352 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

ITEM 4.                          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2014.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of September 30, 2014 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of September 30, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

On March 21, 2012, a former officer and director of the Company returned his 18,000,000 restricted shares of common stock to the corporate treasury in exchange for $5,000.

Recent Sales of Unregistered Securities

On March 21, 2012, the Company sold 18,000,000 shares of its treasury stock at cost for $5,000 cash.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 on the grounds that the transaction did not involve a public offering and the purchaser was furnished with the same information that could be found in a Form S-1 registration statement and was determined to be "sophisticated" as that term is defined in administration decisions of the SEC.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                          MINE SAFETY DISCLOSURES.

None.

ITEM 5.                          OTHER INFORMATION.

None.

ITEM 6.                          EXHIBITS.

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

NORTHERN EMPIRE ENERGY CORP.
Registrant

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive & Chief Financial Officer
DATED:	October 29, 2014