Form 10-K
period 2014-12-31
SMARTCHASE CORP.
filed 2015-03-24
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

|   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission file number 000-52725
SMARTCHASE CORP. (Formerly Northern Empire Energy Corp.)
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

Large Accelerated Filer	| |	Accelerated Filer	| |
Non-accelerated Filer (Do not check if smaller reporting company)	| |	Smaller Reporting Company	|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes |X|     No |   |

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year:

The aggregate market value of the issuer's common stock held by non-affiliates (3,442,563) as of the most recently completely second fiscal quarter, computed at the market price of $0.002 was $6,885.

On March 20, 2015, the Registrant had 33,942,563 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

SMARTCHASE CORP.
(Formerly Northern Empire Energy Corp.)

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

In this form 10-K references to "SmartChase", "the Company", "we," "us," and "our" refer to SmartChase Corp.

PART I

ITEM 1.     BUSINESS

We were incorporated in the State of Nevada on April 24, 2006 as Political Calls, Inc. We maintain our statutory registered agent's office at 311 West Third Street, Carson City, Nevada, 89703 and our principal executive offices are located at Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7.  Our telephone number is (416) 903-0059.

The original business plan of the Company consisted of marketing telephone broadcasting messages for political campaigns.  In November 2008, the Board of Directors and the majority vote of the Company's shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to signify the Company's business direction in oil and gas exploration.

In December 2009 we entered into a "Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" with an Alberta Corporation and purchased certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars).  The Company was unable to secure additional financing to conduct exploration and drill wells on its oil and gas properties and consequently, during the year ended December 31, 2010, became a shell corporation whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

On December 3, 2014, we amended our Articles of Incorporation to change our name from "Northern Empire Energy Corp." to "SmartChase Corp." (the "Name Change")  to better reflect the Company's new business direction pursuing business opportunities in the digital media sector, with an initial focus on the development and utilization of mobile apps.  The amendment to the Company's Articles of Incorporation took effect on December 3, 2014 upon receipt of approval from the Financial Industry Regulatory Authority ("FINRA"). In connection with the name change FINRA has assigned the Company a new stock symbol; "SCHS".

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

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our officers and directors would not thereby become "underwriters" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management's analysis of the quality of the other company's management and personnel,
-	the anticipated acceptability of new products or marketing concepts,
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

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our officers and directors to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our officers and directors, who are not professional business analysts.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

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

Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

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

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our officers, directors and principal shareholders.

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

ITEM 2.     PROPERTIES.

We own no real property. As at December 31, 2014, we maintain limited office space located at Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Our president provides us his office in which we conduct business on our behalf.   We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is presently quoted on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter marketplace under the name "SmartChase Corp." and under the symbol "SCHS". Our common stock par value is $0.001 per share.

There is no established trading market for shares of our common stock and there have been a limited number of trades of our common stock on the OTC Bulletin Board ("OTCBB") during the last two fiscal years.  We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sale price for our common stock, as reported on the OTCBB system.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year – 2014	High	Low

Fourth Quarter 10-1-14 to 12-31-14	0.320	0.150
Third Quarter 07-1-14 to 09- 30-14	0.350	0.040
Second Quarter 04-1-14 to 06-30-14	0.065	0.002
First Quarter 01-1-14 to 03-31-14	0.002	0.002

Fiscal Year – 2013	High	Low

Fourth Quarter 10-1-13 to 12-31-13	No activity	No activity
Third Quarter 07-1-13 to 09- 30-13	No activity	No activity
Second Quarter 04-1-13 to 06-30-13	No activity	No activity
First Quarter 01-1-13 to 03-31-13	No activity	No activity

Holders of Common Stock

As of December 31, 2014, there were 42 holders of record of our Common Stock and 33,942,563 shares outstanding. The beneficial owners of such shares are not known to the Company. Our transfer agent is Empire Stock Transfer.  Empire Stock Transfer is located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: (702) 818-5898; facsimile: (702) 974-1444.

Holders of Preferred Stock

On April 24, 2006, the Company issued 75,000 shares (adjusted post- split) of its preferred stock to seven (7) holders of record. Each share of the Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation.  As of December 31, 2014 there are nil preferred shares outstanding.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company's management.  Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about SmartChase Corp. upon which to base an evaluation of our future performance.  We are a development stage corporation and have generated limited revenues from operations.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

We have limited resources and there is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Our plan of operation for the next twelve months will be  (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations for the years ended December 31, 2014 and 2013

We did not generate any revenues during the fiscal years ended December 31, 2014 and December 31, 2013.

During the fiscal years ended December 31, 2014 and 2013, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

We had a net loss of $(60,125) for the year ended December 31, 2014 compared to a net loss of $(32,027) for the year ended December 31, 2013.  The change is explained below.

Operating expenses for the twelve months ended December 31, 2014 totaled $61,532 (2013- $33,424) consisting of $675 in general and administrative expenses (2013 - $419), $31,957 in transfer agent and filing fees (2013 - $4,005) and professional fees of $28,900 (2013 - $29,000). Operating expenses were greater in fiscal 2014 primarily as a result of EDGAR filing all of the Company's outstanding public reports with the United States Securities and Exchange Commission. During the year ended December 31, 2014 the Company received $1,406 from foreign currency translation gains (2013 - $1,398).

As of December 31, 2014, we generated limited revenues of $19,491. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Liquidity and Capital Resources

At December 31, 2014, we had total assets of $744 comprised solely of cash.  Our liabilities were $147,783, resulting in a working capital deficit of $(147,038), compared to $18,572 in total assets and total liabilities of $105,485 for the year ended December 31, 2013.

We generated no revenues for the fiscal years ended December 31, 2014 and 2013.   We do not anticipate generating any revenues for the foreseeable future.  Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception to December 31, 2014 was $719,257.  We did not receive any cash from the sale of shares during the year ended December 31, 2014.

To date, our President has advanced a total of $121,552 (December 31, 2013- $60,352) to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

Contractual Obligations

None.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

SMARTCHASE CORP.
(Formerly Northern Empire Energy Corp.)
December 31, 2014 and 2013

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders' Equity (Deficit)	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

SEALE AND BEERS, CPAs
PCAOB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Smartchase Corp.

We have audited the accompanying balance sheets of Smartchase Corp. as of December 31, 2014 and 2013, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. Smartchase's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartchase as of December 31, 2014, and 2013, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year  period ended December 31, 2014.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
March 18, 2015

SMARTCHASE CORP.
(Formerly Northern Empire Energy Corp.)
BALANCE SHEET
(Expressed in US Dollars)

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$744	$18,572
TOTAL ASSETS	744	18,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$26,231	$45,133
Related party loan	121,552	60,352
TOTAL LIABILITIES	147,783	105,485

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, Nil shares issued and outstanding as of December 31, 2014 and 62,500 at December 31, 2013	-	63
Common stock; $0.001 par value; 195,000,000 shares authorized; 33,942,563 shares issued and outstanding as of December 31, 2014 and 21,442,563 at December 31, 2013	33,943	21,443

Additional paid-in capital	744,171	756,608
Accumulated deficit	(925,151)	(865,026)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(147,038)	(86,913)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$744	$18,572

The accompanying notes are an integral part of these financial statements.

SMARTCHASE CORP.
(Formerly Northern Empire Energy Corp.)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

OPERATING EXPENSES
General and administrative	675	419
Transfer Agent and filing fees	31,957	4,005
Professional fees	28,900	29,000
Total Operating Expenses	61,532	33,424

LOSS FROM OPERATIONS	(61,532)	(33,424)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	1,406	1,398
	1,406	1,398

NET (LOSS) GAIN	(60,125)	(32,027)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	24,917,084	20,982,317

The accompanying notes are an integral part of these financial statements.

SMARTCHASE CORP.
(Formerly Northern Empire Energy Corp.)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Expressed in US Dollars)

					Common		Additional		Total
	Preferred Stock		Common Stock		Stock	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Deficit	Deficit

Balance, December 31, 2012	62,500	63	20,827,216	20,827	615,347	615	756,608	(832,999)	(54,886)

Issuance of 615,347 common shares September 30, 2013	-	-	615,347	615	(615,347)	(615)	-	-	-

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(32,027)	(32,027)

Balance, December 31, 2013	62,500	63	21,442,563	21,443	-	-	756,608	(865,026)	(86,913)

Conversion of preferred shares into common stock	(62,500)	(63)	12,500,000	12,500	-	-	(12,437)
								-	-
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	(60,125)	(60,125)

Balance, December 31, 2014	-	-	33,942,563	33,943	-	-	744,171	(925,151)	(147,038)

The accompanying notes are an integral part of these financial statements.

SMARTCHASE CORP.
(Formerly Northern Empire Energy Corp.)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) gain	$(60,125)	$(32,027)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(18,903)	10,077
Net cash used in operating activities	(79,028)	(21,950)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances from related party	61,200	40,522
Common stock issued for cash	-	-
Net cash provided by financing activities	61,200	40,522

NET INCREASE (DECREASE) IN CASH	(17,828)	18,572

CASH AND CASH EQUIVALENTS, Beginning of year	18,572	-

CASH AND CASH EQUIVALENTS, End of year	$744	$18,572

The accompanying notes are an integral part of these financial statements.

SMARTCHASE CORP.
(Formerly Northern Empire Energy Corp.)
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 1 – BUSINESS AND ORGANIZATION

SmartChase Corp. ("we", "our" or the "Company") was organized on April 24, 2006, under the laws of the State of Nevada.  The Company's principal business plan up to December 31, 2010 was to engage in oil and gas exploration. The Company is now seeking alternative business opportunities and is furthering its business plan.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2014, the Company has accumulated operating losses of approximately $925,151 (2013 - $865,026).  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

SMARTCHASE CORP.
(Formerly Northern Empire Energy Corp.)
Notes to the Financial Statements
December 31, 2014 and 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at December 31, 2014 and 2013, the Company has cash equivalents in the amount of $ nil and $ nil that are over the federally insured limit.

SMARTCHASE CORP.
(Formerly Northern Empire Energy Corp.)
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2014 the President of the Company is owed $121,552 for loans and payments made directly to vendors on behalf of the Company (2013 - $60,352).  The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER'S EQUITY

As of December 31, 2014 there were 33,942,563 shares of common stock issued and outstanding and nil shares of preferred stock issued and outstanding (2013 – 21,442,563 and 62,500 respectively).

During the year ended December 31, 2014, an aggregate of 62,500 preferred shares of stock were converted into 12,500,000 shares of common stock at a conversion rate of 200 to 1.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

SMARTCHASE CORP.
(Formerly Northern Empire Energy Corp.)
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 7 - PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2014	December 31, 2013

Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	December 31, 2014	December 31, 2013

NOL carryover	$(925,151)	$(865,026)
Deferred tax benefit	360,809	337,360
Valuation Allowance	(360,809)	(337,360)
Net deferred tax benefit	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $nil for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and believes there are no events to disclose.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended December 31, 2014 and 2013, included in this report have been audited by Seale and Beers, CPAs, 8250 W Charleston Blvd, Suite 100 Las Vegas, NV, 89117, as set forth in their report included herein.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that  (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, as of December 31, 2014, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses identified by our Principal Executive Officer and Principal Financial Officer in connection with the review of our financial statements as of December 31, 2014.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

Management's Remediation Initiatives

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees at December 31, 2014.  Each director holds office until the next annual meeting of shareholders and until the director's successor is elected and qualified or until the director's resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer's resignation or removal.

Name	Age	Title	Held Position Since

Raniero Corsini	51	President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary and Director	Officer since March 21, 2012 Director since March 20, 2012

Background of Officers and Directors

Raniero Corsini: President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary and Director

Mr. Corsini is the founder of Carlisle Bancorp, an international merchant bank based in Toronto, Canada, and currently serves as its President and CEO.  From 2009 to 2011 he was the President & CEO of Monarch Wealth Corp., an independent wealth management firm and grew its assets to over C$600 million. From 2001 to 2009 he also served as the President of Sentry Select UK and SVP of its Canadian operations where he grew the asset management business with assets over C$8 billion. Mr. Corsini received a BBA from the United States International University in London, UK and is fluent in six languages.   Mr. Corsini has served as a director of SmartChase Corp. (OTCQB: SCHS) since March 2012 and was a director of MeeMee Media Inc. (OTCQB: MEME) from July 2010 through July 2013.  He also currently serves on the Board of Spire Technologies Inc. (OTCQB: SPTK).

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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of the Company's knowledge, all such reports as required to be filed during the 2014 fiscal year were filed on a timely basis in compliance with Section 16(a).

Committees of the Board and Audit Committee Financial Expert

Our Board of Directors held no formal meetings during the 12 month period ended December 31, 2014.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions.  Due to the size of our board, our Board of Directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors.  We do not have a nominating or compensation committee charter as we do not currently have such committees.  We do not have a policy for electing members to the board.

The Company does not presently have, among its officers and directors, a person meeting considered an "audit committee financial expert" as defined in Item 401 of Regulation S-K and given our financial circumstances, we do not anticipate seeking an audit committee financial expert to join the committee in the foreseeable future.

It is anticipated that the Board of Directors will form separate audit, compensation and nominating committees at such time as the Company's operations have expanded.

Code of Ethics

The Company has not adopted a code of business conduct and ethics for directors, officers and employees.

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of December 31, 2014 for all services rendered in all capacities to us during the last three completed fiscal years.

							Nonqualified
Name						Non-Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Raniero Corsini President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary and Director (appointed officer 03/21/2012 and director 03/20/2012)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Martin Doane Former Vice President, former Secretary and former Director (resigned 09/04/2013)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Jeffrey Cocks Former President, former Principal Financial Officer, former Director (resigned 03/21/2012)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Employment Agreements

There are no employment agreements with our sole officer and none are being contemplated.  The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our sole named executive officer.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company's financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to our sole executive officer, or directors or employees during the current fiscal year.  No stock options have been previously granted.

Compensation of Directors

We have no standard arrangement to compensate our sole director for his services in his capacity as director.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.  We did not pay our sole director any compensation during fiscal year ending December 31, 2014.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company.

We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Indemnification of Directors and Executive Officers and Limitation of Liability

Nevada Law

Section 78.7502 of the Nevada Revised Statutes permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138, or
(b)	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

In addition, Section 78.7502 permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138; or
(b)	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation.

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter, the corporation is required to indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

Section 78.752 of the Nevada Revised Statutes allows a corporation to purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the corporation has the authority to indemnify him against such liability and expenses.

Other financial arrangements made by the corporation pursuant to Section 78.752 may include the following:

(a)	the creation of a trust fund;
(b)	the establishment of a program of self-insurance;
(c)	the securing of its obligation of indemnification by granting a security interest or other lien on any assets of the corporation; and
(d)	the establishment of a letter of credit, guaranty or surety

No financial arrangement made pursuant to Section 78.752 may provide protection for a person adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable for intentional misconduct, fraud or a knowing violation of law, except with respect to the advancement of expenses or indemnification ordered by a court.

Any discretionary indemnification pursuant to NRS 78.7502, unless ordered by a court or advanced pursuant to an undertaking to repay the amount if it is determined by a court that the indemnified party is not entitled to be indemnified by the corporation, may be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made:

(a)	by the stockholders;
(b)	by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding;
(c)	if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion, or
(d)	if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company's common stock, and our directors and executive officers as a group, as of December 31, 2014, with the computation being based upon 33,942,563 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Title of Class	Name of Beneficial Owner	Position	Direct Amount of Beneficial Owner	Percent of Class (1)

Common	Raniero Corsini	President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary and director	18,000,000	53.03%

All Officers and Directors as a Group (1 Persons)	18,000,000	53.03%

Principal Shareholders

Fast – Cede & Co. (2) 55 Water Street 2SL New York, NY 10041	2,530,900	7.46%

(1)    The percentages listed in the percent of class column are based upon 33,942,563 issued and outstanding shares of Common Stock.
(2)    Cede & Co. acting as a depository service for beneficial holders of the Company's common stock, holds an aggregate of  2,530,900  common shares. The beneficial owners of such shares are not known to the Company.

Changes in Control

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Preferred Convertible Securities

At the time of incorporation, we issued 75,000 (adjusted for stock split) non-voting Callable and Convertible referred shares.  We filed with the Nevada Secretary of State the designation that "These Series A Preferred shares shall be designated as Callable and Convertible Preferred Stock."  The corporation had the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Callable and Convertible Preferred Shares would have the right to cause the corporation to redeem shares for Common Stock at any time.  Each holder of the non-voting Series A Callable and Convertible Preferred Stock would have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Callable and Convertible Preferred Stock would be exchanged for two hundred (200) shares of Common Stock of the Corporation.  The conversion of 75,000 Series A Callable and Convertible Preferred Shares converts into 15,000,000 common shares.

Through a Board Resolution in November 2008, it was resolved that we shall not call nor redeem our Series A non-voting Callable and Convertible Preferred shares.  The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share owned for two hundred (200) common shares, at their sole discretion.   During the year ended December 31, 2014, an aggregate of 62,500 preferred shares were converted into 12,500,000 shares of common stock.  As of December 31, 2014, nil preferred shares remain issued and outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Business Relationships

The company's president has contributed office space for our use.  There is no charge to us for the space.  Our president will not seek reimbursement for office rent expenses.  As of December 31, 2014 the president of the Company is owed $121,552 (2013 - $60,352) for loans and payments made directly to vendors on behalf of the Company.  The amount due is unsecured, non-interest bearing and due on demand.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange.  Nevertheless, in determining whether a director or nominee for director should be considered "independent" the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Pursuant to that definition, given the fact that our Board currently consists of one sole member, none of the members of our Board of Directors is independent.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending December 31, 2014 and 2013.  Aggregate fees billed to us for the years ended December 31, 2014 and 2013 are as follows:

	For the Years Ended December 31,
	2014	2013

(1) Audit Fees (i)	$4,500	$22,500
(2) Audit – Related Fees	-0-	-0-
(3) Tax Fees	-0-	-0-
(4) All Other Fees	-0-	-0-

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

(5)  Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)  Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)   The following financial statements are set forth in Item 8:

Page No.
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Stockholders' Equity (Deficit)	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

b)   The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation, as currently in effect	SB-2	02/21/2007	3.1

3.2	Bylaws as currently in effect	SB-2	02/21/2007	3.2

3.3	Amended Articles of Incorporation	SB-2	02/21/2007	3.3

3.4	Amended Articles of Incorporation	8-K	11/19/2008	3.4

10.1	Option Agreement dated November 17, 2008	8-K	11/19/2008	10.2

10.2	Option Sale Agreement of Petroleum and Natural Gas Rights, dated December 16, 2009	8-K	12/18/2009	10.2

10.4	Securities Redemption Agreement between Northern Empire Energy Corp. and Jeffery Cocks, dated as of March 21, 2012.	8-K	03/23/2012	10.4

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized.

SMARTCHASE CORP.

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive Officer & Chief Financial Officer

Date:	March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/RANIERO CORSINI	President, Principal Executive Officer,
Raniero Corsini	Principal Financial Officer, Principal Accounting
Officer, Secretary, Treasurer and Director
March 20, 2015