Form 10-Q
period 2015-06-30
SMARTCHASE CORP.
filed 2015-08-07
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

At August 5, 2015, the Registrant had 33,942,563 common shares and nil preferred shares outstanding.

SMARTCHASE CORP.
Index To Form 10-Q
For the Quarterly Period Ended June 30, 2015

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Unaudited Condensed Balance Sheets as of June 30, 2015 and December 31, 2014	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2015 and 2014	2

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014	3

	Notes to the Unaudited Condensed Financial Statements	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	8

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4	Controls and Procedures	11

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Mine Safety Disclosures	12

Item 5	Other Information	12

Item 6	Exhibits	13

Signatures		14

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SMARTCHASE CORP.
CONDENSED BALANCE SHEET
(Expressed in US Dollars)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,797	$744
TOTAL ASSETS	1,797	744

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$28,862	$26,230
Related party loan	137,963	121,552
TOTAL LIABILITIES	166,825	147,782

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.001 par value; 195,000,000 shares authorized; 33,942,563 shares issued and outstanding as of June 30, 2015 and December 31, 2014	33,943	33,943
Additional paid-in capital	744,171	744,171
Accumulated deficit	(943,141)	(925,151)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(165,028)	(147,038)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,797	$744

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

OPERATING EXPENSES
General and administrative	4,560	11,380	10,129	17,330
Transfer Agent and filing fees	1,933	35	3,843	330
Professional fees	1,750	5,795	5,250	11,500
Total Operating Expenses	8,243	17,210	19,221	29,160

LOSS FROM OPERATIONS	(8,243)	(17,210)	(19,221)	(29,160)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	(680)	(455)	1,231	337

NET (LOSS) GAIN	(8,923)	(17,666)	(17,990)	(28,824)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	33,942,563	21,442,563	33,942,563	21,442,563

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) gain	$(17,990)	$(28,824)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	2,632	11,222
Net cash used in operating activities	(15,358)	(17,602)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances from related party	16,411	-
Net cash provided by financing activities	16,411	-

NET INCREASE (DECREASE) IN CASH	1,053	(17,602)

CASH AND CASH EQUIVALENTS, Beginning of period	744	18,572

CASH AND CASH EQUIVALENTS, End of period	$1,797	$970

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.
Notes to the Condensed Financial Statements
June 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of June 30, 2015, the Company has accumulated operating losses of approximately $943,141.  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
June 30, 2015

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SMARTCHASE CORP.
Notes to the Condensed Financial Statements
June 30, 2015

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at June 30, 2015 and December 31, 2014, the Company has cash equivalents in the amount of $ nil and $ nil that are over the federally insured limit.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2015 the President of the Company is owed $137,963 for loans and payments made directly to vendors on behalf of the Company (December 31, 2014 – $121,552).  The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER'S EQUITY

As of June 30, 2015 there were 33,942,563 shares of common stock issued and outstanding and nil shares of preferred stock issued and outstanding.

During the year ended December 31, 2014, an aggregate of 62,500 preferred shares of stock were converted into 12,500,000 shares of common stock at a conversion rate of 200 to 1.

SMARTCHASE CORP.
Notes to the Condensed Financial Statements
June 30, 2015

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

The original business plan of the Company consisted of marketing telephone broadcasting messages for political campaigns.  On November 23, 2008, the Board of Directors and the majority vote of the Company's shareholders voted and approved a name change of the Company from Political Calls, Inc. to Northern Empire Energy Corp., to reflect the Company's new business direction in oil and gas exploration.

In December 2009 we entered into a "Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights" with an Alberta Corporation and purchased certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars).  The Company was unable to secure additional financing to conduct exploration and drill wells on its oil and gas properties and consequently, during the year ended December 31, 2010, became a shell corporation whose sole purpose was to locate and consummate a merger and/or acquisition with an operating entity.

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

Results of Operations

We did not generate any revenues during the six month periods ended June 30, 2015 and 2014.

During the six month periods ended June 30, 2015 and 2014, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

For the three months ended June 30, 2015 and 2014

We had a net loss of $(8,923) during the three months ended June 30, 2015 compared to a net loss of $(17,666) during the same period ended June 30, 2014.  The change is explained below.

Operating expenses for the three months ended June 30, 2015 totaled $8,243 (2014- $17,210) consisting of $4,560 in general and administrative expenses (2014 - $11,380), $1,933 in transfer agent and filing fees (2014 - $35) and professional fees (audit, accounting and administrative) of $1,750 (2014 - $5,795). Operating expenses were greater during the three months ended June 30, 2014 as a result of EDGAR filing several of the Company's outstanding public reports with the United States Securities and Exchange Commission. During the three months ended June 30, 2015 the Company recorded $(680) in foreign currency translation loss (2014 – ($455)).

For the six months ended June 30, 2015 and 2014

We had a net loss of $(17,990) during the six months ended June 30, 2015 compared to a net loss of $(28,824) during the same period ended June 30, 2014.  The change is explained below.

Aggregate operating expenses for the six months ended June 30, 2015 were $19,221 (2014- $29,160) comprised of $10,129 in general and administrative expenses (2014 - $17,330), $3,843 in transfer agent and filing fees (2014 - $330) and professional fees (audit, accounting and administrative) of $5,250 (2014 - $11,500). In fiscal 2014 the Company EDGAR filed all of its outstanding public reports with the United States Securities and Exchange Commission, resulting in greater operating expenses recorded during the six months ended June 30, 2014.

Foreign currency translation gains recorded during the six months ended June 30, 2015 were $1,231 (2014 – $337).

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

Liquidity and Capital Resources

At June 30, 2015, we had total assets of $1,797 comprised solely of cash.  Our liabilities were $166,825 resulting in a working capital deficit of $(165,028) compared to $744 in total assets and total liabilities of $147,782 for the year ended December 31, 2014.

Net cash from (used in) operating activities was $(15,358) and $(17,602) for the six months ended June 30, 2015 and 2014, respectively.  Cash from financing activities was $16,411 and $nil for the six months ended June 30, 2015 and 2014, respectively.  Cash from financing activities during the six months ended June 30, 2015 was due to working capital advances from our President during the period.  To date, our President has advanced a total of $137,963 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

We generated no revenue during the six months ended June 30, 2015.  We do not anticipate generating any revenues for the foreseeable future.   Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  We did not receive any cash from the sale of shares during the period ended June 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer who also serves as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2015.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of June 30, 2015 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of June 30, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

SMARTCHASE CORP.
Registrant

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Chief Executive Officer & Chief Financial Officer
DATED:	August 5, 2015