Form 10-Q
period 2015-09-30
SMARTCHASE CORP.
filed 2015-11-10
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

----------------------
FORM 10-Q
----------------------

☑               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52725

SMARTCHASE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4765268
(State of incorporation)	(I.R.S. Employer ID No.)

Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7
(Address of Principal Executive Offices)

(416) 903-0059
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

At November 6, 2015, the Registrant had 33,942,563 common shares and nil preferred shares outstanding.

SMARTCHASE CORP.
Index To Form 10-Q
For the Quarterly Period Ended September 30, 2015

PART I	FINANCIAL INFORMATION	Page

Item 1	Financial Statements (Unaudited)

	Unaudited Condensed Balance Sheets as of September 30, 2015 and December 31, 2014	3

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2015 and 2014	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	5

	Notes to the Unaudited Condensed Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Mine Safety Disclosures	14

Item 5	Other Information	14

Item 6	Exhibits	15

Signatures		16

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

SMARTCHASE CORP.
CONDENSED BALANCE SHEET
(Expressed in US Dollars)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$937	$744
TOTAL ASSETS	937	744

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$27,739	$26,230
Related party loan	145,779	121,552
TOTAL LIABILITIES	173,518	147,782

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.001 par value; 195,000,000 shares authorized; 33,942,563 shares issued and outstanding as of September 30, 2015 and December 31, 2014	33,943	33,943

Additional paid-in capital	744,171	744,171
Accumulated deficit	(950,695)	(925,151)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(172,582)	(147,038)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$937	$744

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

OPERATING EXPENSES
General and administrative	6,704	4,599	16,833	15,099
Transfer Agent and filing fees	1,245	2,045	5,088	19,205
Professional fees	1,500	5,900	6,750	7,400
Total Operating Expenses	9,449	12,544	28,670	41,704

LOSS FROM OPERATIONS	(9,449)	(12,544)	(28,670)	(41,704)

OTHER EXPENSES:
Foreign currency transaction gain (loss)	1,895	301	3,126	638

NET (LOSS) GAIN	(7,554)	(12,243)	(25,544)	(41,066)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	33,942,563	21,877,122	33,942,563	22,741,464

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) gain	$(25,544)	$(41,066)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	1,509	26,423
Net cash used in operating activities	(24,035)	(14,643)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances from related party	24,228	-
Net cash provided by financing activities	24,228	-

NET INCREASE (DECREASE) IN CASH	193	(14,643)

CASH AND CASH EQUIVALENTS, Beginning of period	744	18,572

CASH AND CASH EQUIVALENTS, End of period	$937	$3,929

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.
Notes to the Condensed Financial Statements
September 30, 2015

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2  -  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of September 30, 2015, the Company has accumulated operating losses of approximately $950,695.  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
September 30, 2015

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
September 30, 2015

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at September 30, 2015 and December 31, 2014, the Company has cash equivalents in the amount of $ nil and $ nil that are over the federally insured limit.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2015 the President of the Company is owed $145,779 for loans and payments made directly to vendors on behalf of the Company (December 31, 2014 – $121,552).  The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER'S EQUITY

As of September 30, 2015 there were 33,942,563 shares of common stock issued and outstanding and nil shares of preferred stock issued and outstanding.

During the year ended December 31, 2014, an aggregate of 62,500 preferred shares of stock were converted into 12,500,000 shares of common stock at a conversion rate of 200 to 1.

SMARTCHASE CORP.
Notes to the Condensed Financial Statements
September 30, 2015

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

Overview of Operations

We were incorporated in the State of Nevada on April 24, 2006, as Political Calls, Inc. We maintain our statutory registered agent's office at 701 S. Carson St., Ste. 200, Carson City, NV 89701 and our principal executive offices are located at Suite 201 – 55 York Street, Toronto, Ontario, Canada, M5J 1R7. Our telephone number is (416) 903-0059.

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

On December 3, 2014, we amended our Articles of Incorporation to change our name from "Northern Empire Energy Corp." to "SmartChase Corp." (the "Name Change")  to better reflect the Company's new business direction pursuing business opportunities in the digital media sector, with an initial focus on the development and utilization of mobile apps.  The amendment to the Company's Articles of Incorporation took effect on December 3, 2014 upon receipt of approval from the Financial Industry Regulatory Authority ("FINRA"). In connection with the name change FINRA assigned the Company a new stock symbol; "SCHS".

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.

Plan of Operation

Currently, we are a growth stage corporation.  A growth stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

Our plan of operation for the next twelve months will be to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

We did not generate any revenues during the nine month periods ended September 30, 2015 and 2014.
During the nine month periods ended September 30, 2015 and 2014, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

For the three months ended September 30, 2015 and 2014

We had a net loss of $(7,554) during the three months ended September 30, 2015 compared to a net loss of $(12,243) during the same period ended September 30, 2014.  The change is explained below.

Operating expenses for the three months ended September 30, 2015 totaled $9,449 (2014- $12,544) consisting of $6,704 in general and administrative expenses (2014 - $4,599), $1,245 in transfer agent and filing fees (2014 - $2,045) and professional fees (audit and legal) of $1,500 (2014 - $5,900). Operating expenses were greater during the three months ended September 30, 2014 as a result of EDGAR filing several of the Company's outstanding public reports with the United States Securities and Exchange Commission. During the three months ended September 30, 2015 the Company recorded $1,895 in foreign currency translation gain (2014 – $301).

For the nine months ended September 30, 2015 and 2014

We had a net loss of $(25,544) during the nine months ended September 30, 2015 compared to a net loss of $(41,066) during the same period ended September 30, 2014.  The change is explained below.

Aggregate operating expenses for the nine months ended September 30, 2015 were $28,670 (2014- $41,704) comprised of $16,833 in general and administrative expenses (2014 - $15,099), $5,088 in transfer agent and filing fees (2014 - $19,205) and professional fees (audit and legal) of $6,750 (2014 - $7,400). In fiscal 2014 the Company EDGAR filed all of its outstanding public reports with the United States Securities and Exchange Commission, resulting in greater operating expenses recorded during the nine months ended September 30, 2014.  Foreign currency translation gains recorded during the nine months ended September 30, 2015 were $3,126 (2014 – $638).

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

Liquidity and Capital Resources

At September 30, 2015, we had total assets of $937 comprised solely of cash.  Our liabilities were $173,518 resulting in a working capital deficit of $(172,581) compared to $744 in total assets and total liabilities of $147,782 for the year ended December 31, 2014.

Net cash used in operating activities was $(24,035) and $(14,643) for the nine months ended September 30, 2015 and 2014, respectively.  Cash from financing activities was $24,228 and $nil for the nine months ended September 30, 2015 and 2014, respectively.  Cash provided by financing activities during the nine months ended September 30, 2015 was due to working capital advances from our President during the period.  To date, our President has advanced a total of $145,779 to us for working capital.  This advance will need to be repaid once funds are available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

We generated no revenue during the nine months ended September 30, 2015.  We do not anticipate generating any revenues for the foreseeable future. Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  We did not receive any cash from the sale of shares during the period ended September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, at September 30, 2015 an evaluation was carried out by our management, with the participation of our Principal Executive Officer who at that time also served as our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer has concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of September 30, 2015 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of September 30, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

 None.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                    EXHIBITS

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	SB-2	02/21/2007	3.1

3.2	Bylaws	SB-2	02/21/2007	3.2

3.4	Amended Articles of Incorporation	8-K	11/19/2008	3.4

3.5	Amended Articles of Incorporation	8-K	12/03/2014	3.5

10.2	Option Sale Agreement of Petroleum and Natural Gas Rights, dated December 16, 2009	8-K	12/18/2009	10.2

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, hereunto duly authorized on this 6th day of November 2015.

SMARTCHASE CORP.
Registrant

BY:	/s/ THOMAS JONES
Thomas Jones, Interim Principal Executive Officer and Director

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Principal Financial Officer, Treasurer, Secretary and Director