Form 10-K
period 2015-12-31
SMARTCHASE CORP.
filed 2016-03-21
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

|   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission file number 000-52725

SMARTCHASE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4765268
(State of incorporation)	(I.R.S. Employer ID No.)

343 Preston Street, 11th Floor, Ottawa, ON, K1S 1N4

(514) 290-8863
(Issuer's Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
The aggregate market value of the issuer's common stock held by non-affiliates (15,942,563) as of the most recently completely second fiscal quarter, computed at the market price of $0.11 was $1,753,682.

On March 16, 2016, the Registrant had 33,942,563 shares of common stock outstanding.

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

In this form 10-K references to "SmartChase", "the Company", "we," "us," and "our" refer to SmartChase Corp.

PART I

ITEM 1.     BUSINESS.

We were incorporated in the State of Nevada on April 24, 2006 as Political Calls, Inc. We maintain our statutory registered agent's office at 701 S. Carson St., Ste. 200, Carson City, NV 89701 and our principal executive offices are located at 343 Preston Street, 11th Floor, Ottawa, ON, K1S 1N4.  Our telephone number is (514) 290-8863.

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

We were unsuccessful in our efforts to locate suitable business opportunities in the digital media sector, and as a result we have been seeking other viable business opportunities for the Company.

Our plan of operation for the next twelve months will be to pursue business opportunities in the Information Technology sector. Our business plan is focused on providing customized technology platforms to small businesses in a way that is tailored to their needs. By combining easy-to-use on-site devices and the power of the cloud we intend to bring the latest technology directly into to the place of business allowing for small businesses to communicate, manage data, and improve efficiency.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We are a "shell company" whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

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

Employees

We currently have no employees other than our officers and directors. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES.

We own no real property. At the date of this Annual report of Form 10-K, we maintain limited office space located at 343 Preston Street, Ottawa, ON, K1S 1N4.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Our president provides us his office in which we conduct business on our behalf.   We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented.

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

Fiscal Year – 2015	High	Low

Fourth Quarter 10-1-15 to 12-31-15	$0.10	$0.08
Third Quarter 07-1-15 to 09-30-15	$0.11	$0.08
Second Quarter 04-1-15 to 06-30-15	$0.11	$0.11
First Quarter 01-1-15 to 03-31-15	$0.20	$0.11

Fiscal Year – 2014	High	Low

Fourth Quarter 10-1-14 to 12-31-14	$0.320	$0.150
Third Quarter 07-1-14 to 09- 30-14	$0.350	$0.040
Second Quarter 04-1-14 to 06-30-14	$0.065	$0.002
First Quarter 01-1-14 to 03-31-14	$0.002	$0.002

Holders of Common Stock

As of December 31, 2015, there were 42 holders of record of our Common Stock and 33,942,563 shares outstanding. The beneficial owners of such shares are not known to the Company. Our transfer agent is Empire Stock Transfer.  Empire Stock Transfer is located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: (702) 818-5898; facsimile: (702) 974-1444.

Holders of Preferred Stock

As of December 31, 2015 and 2014 there are nil preferred shares outstanding.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying cash dividends to shareholders in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On December 31, 2015, the Company sold convertible debentures at a price of $1,000 per convertible debenture for an aggregate of $250,000. The debentures have a term of eighteen (18) months from December 31, 2015 (the "Maturity Date"), bear interest at a rate of 14% per annum, payable on the Maturity Date, shall be converted into common shares of the Corporation ("Debenture Shares") at the following conversion prices: $0.07 per share within six (6) months of issuance, $0.10 per share between six (6) to twelve (12) months, and $0.15 per share between twelve (12) to eighteen (18) months.  The convertible debentures were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about SmartChase Corp. upon which to base an evaluation of our future performance.  We are a growth stage corporation and have generated limited revenue from operations since inception.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

We have limited resources and there is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Liquidity and Capital Resources

At December 31, 2015, we had current assets of $129,243 and current liabilities of $76,718, resulting in a working capital position of $52,525, compared to $744 in current assets and current liabilities of $147,782 for the year ended December 31, 2014.

We generated no revenues for the fiscal years ended December 31, 2015 and 2014.   We do not anticipate generating any revenues for the foreseeable future.  Since inception, we have used loans from officers and equity offerings to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception to December 31, 2015 was $719,257.  During the year ended December 31, 2015, we received $250,000 from the sale of convertible debentures to a related party. The debentures have a term of eighteen (18) months from December 31, 2015 (the "Maturity Date"), bear interest at a rate of 14% per annum, payable on the Maturity Date, shall be converted into common shares of the Corporation ("Debenture Shares") at the following conversion prices: $0.07 per share within six (6) months of issuance, $0.10 per share between six (6) to twelve (12) months, and $0.15 per share between twelve (12) to eighteen (18) months.

Net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $174,227 and $61,200 respectively.   Cash from financing activities in fiscal 2015 was due to the sale of convertible debentures ($250,000) and working capital loans from our President.  To date, our President has advanced a total of $145,779 (December 31, 2014- $121,552) to us for working capital.

Net cash used in financing activities in fiscal 2015, is related to the repayment of an aggregate of $100,000 towards the working capital loan provided by our President. Subsequent to the reporting period covered by this annual report on Form 10-K, an additional $45,779 was repaid to our President and is now repaid in full.

 Net cash used in operating activities was $(56,228) and $(79,028) for the years ended December 31, 2015 and 2014 respectively.

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

Plan of Operation

Our plan of operation for the next twelve months will be to pursue business opportunities in the Information Technology sector.  Our business plan is focused on providing customized technology platforms to small businesses in a way that is tailored to their needs. By combining easy-to-use on-site devices and the power of the cloud we intend to bring the latest technology directly into to the place of business allowing for small businesses to communicate, manage data, and improve efficiency.  In the event we are unable to execute our business plan, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations for the years ended December 31, 2015 and 2014

We did not generate any revenues during the fiscal years ended December 31, 2015 and December 31, 2014.

During the fiscal years ended December 31, 2015 and 2014, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities. We currently have no definitive agreements or understanding with any prospective business combination candidates.

We had a net loss of $(50,437) for the year ended December 31, 2015 compared to a net loss of $(60,125) for the year ended December 31, 2014.  The change is explained below.

Operating expenses for the twelve months ended December 31, 2015 totaled $67,386 (2014- $61,532) consisting of $25,650 in general and administrative expenses (2014 - $20,675), $8,008 in transfer agent and filing fees (2014 - $31,957) and professional fees of $33,728 (2014 - $8,900). In fiscal 2014, transfer agent and filing fees were greater primarily as a result of EDGAR filing all of the Company's outstanding public reports with the United States Securities and Exchange Commission.  Professional fees were greater in fiscal 2015 as a result of project management fees ($25,728) owed to a company controlled by our Interim Chief Executive Officer.  The project management fees services were retained in anticipation of pursuing new business opportunities in the Information Technology sector.

During the year ended December 31, 2015 the Company received $2,343 from foreign currency translation gains (2014 - $1,406).

As of December 31, 2015, we generated limited revenues of $19,491. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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
December 31, 2015 and 2014

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders' Equity (Deficit)	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Smartchase Corp.

We have audited the accompanying balance sheets of Smartchase Corp. as of December 31, 2014 and 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015.  Smartchase Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartchase Corp.  as of December 31, 2014 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
March 16, 2016

SMARTCHASE CORP.
BALANCE SHEET
(Expressed in US Dollars)

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$118,743	$744
Prepaid Expenses	10,500	-
TOTAL ASSETS	129,243	744

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,211	$26,230
Accounts payable – related party	25,728	-
Related party loan	45,779	121,552
	76,718	147,782

Convertible Debentures (net of debt discount)	142,857	-
TOTAL LIABILITIES	219,575	147,782

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, Nil shares issued and outstanding as of December 31, 2015 and December 31, 2014	-	-

Common stock; $0.001 par value; 195,000,000 shares authorized; 33,942,563 shares issued and outstanding as of December 31, 2015 and December 31, 2014	33,943	33,943

Additional paid-in capital	851,313	744,171
Accumulated deficit	(975,588)	(925,151)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(90,332)	(147,038)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$129,243	$744

The accompanying notes are an integral part of these financial statements.

SMARTCHASE CORP.
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

OPERATING EXPENSES
General and administrative	$25,650	$20,675
Transfer Agent and filing fees	8,008	31,957
Professional fees	33,728	8,900
Total Operating Expenses	67,386	61,532

LOSS FROM OPERATIONS	(67,386)	(61,532)

OTHER EXPENSES:
Settlement and adjustments	14,607	-
Foreign currency transaction gain (loss)	2,343	1,406
	16,949	1,406

NET (LOSS) GAIN	(50,437)	(60,125)

NET (LOSS) PER SHARE - BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	33,942,563	24,917,084

The accompanying notes are an integral part of these financial statements.

SMARTCHASE CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Expressed in US Dollars)

	Preferred Stock		Common Stock		Common Stock	Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Payable	Capital	Deficit	Deficit

Balance, December 31, 2013	62,500	63	21,442,563	21,443	-	-	756,608	(865,026)	(86,913)

Conversion of preferred shares into common stock	(62,500)	(63)	12,500,000	12,500	-	-	(12,437)	-	-

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	(60,125)	(60,125)

Balance, December 31, 2014	-	-	33,942,563	33,943	-	-	744,171	(925,151)	(147,038)

Discount on debt (Convertible Debenture issued December 31, 2015)	-	-	-	-	-	-	107,142	-	107,142

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	(50,437)	(50,437)

Balance, December 31, 2015	-	-	33,942,563	33,943	-	-	$851,313	$(975,588)	$(90,332)

The accompanying notes are an integral part of these financial statements.

SMARTCHASE CORP.
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) gain	$(50,437)	$(60,125)

Changes in operating assets and liabilities:
Increase (decrease) in prepaid	(10,500)	-
Increase (decrease) in accounts payable and accrued expenses	4,709	(18,903)
Net cash used in operating activities	(56,228)	(79,028)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances from (repayment to) related party	(75,773)	61,200
Convertible Debentures	250,000	-
Net cash provided by financing activities	174,227	61,200

NET INCREASE (DECREASE) IN CASH	117,999	(17,828)

CASH AND CASH EQUIVALENTS, Beginning of year	744	18,572

CASH AND CASH EQUIVALENTS, End of year	$118,743	$744

The accompanying notes are an integral part of these financial statements.

SMARTCHASE CORP.
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 1 – BUSINESS AND ORGANIZATION

SmartChase Corp. ("we", "our" or the "Company") was organized on April 24, 2006, under the laws of the State of Nevada.  The Company's principal business plan up to December 31, 2010 was to engage in oil and gas exploration. The Company is now seeking alternative business opportunities and is furthering its business plan.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2015, the Company has accumulated operating losses of approximately $975,588 (2014 - $925,151).  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
Notes to the Financial Statements
December 31, 2015 and 2014

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
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at December 31, 2015 and 2014, the Company has cash equivalents in the amount of $ nil and $ nil that are over the federally insured limit.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2015, an aggregate of $71,507 is owed to related parties (2014 - $121,552).  The President of the Company is owed $45,779 for loans and payments made directly to vendors on behalf of the Company.  The amounts due are unsecured, non-interest bearing and due on demand.  A company controlled by our Chief Executive Officer is owed an aggregate of $25,728 for professional services rendered to the Company.

NOTE 5 – STOCKHOLDER'S EQUITY

As of December 31, 2015 there were 33,942,563 shares of common stock issued and outstanding and nil shares of preferred stock issued and outstanding (2014 –33,942,563 and nil respectively). During the year ended December 31, 2014, an aggregate of 62,500 preferred shares of stock were converted into 12,500,000 shares of common stock at a conversion rate of 200 to 1.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

SMARTCHASE CORP.
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On December 31, 2015, the Company sold convertible debentures at a price of $1,000 per convertible debenture to a related party for an aggregate of $250,000 (the "Convertible Debenture"). The debentures have a term of eighteen (18) months from December 31, 2015 (the "Maturity Date"), bear interest at a rate of 14% per annum, payable on the Maturity Date, shall be converted into common shares of the Corporation ("Debenture Shares") at the following conversion prices: $0.07 per share within six (6) months of issuance, $0.10 per share between six (6) to twelve (12) months, and $0.15 per share between twelve (12) to eighteen (18) months.  During the fiscal year ended December 31, 2015, the Company accounted for the beneficial conversion feature of the Convertible Debenture in the amount of $107,143, which was recorded as a discount and amortized over the life of the Convertible Debenture.

NOTE 8 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, which requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts, which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2015	December 31, 2014

Income tax expense at statutory rate	$0	$0
Common stock issued for services	0	0
Valuation allowance	0	0
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	December 31, 2015	December 31, 2014

NOL carryover	$(975,588)	$(925,151)
Net operating tax carry forward at statutory rate of 34%	331,699	314,551
Valuation Allowance	(331,699)	(314,551)
Net deferred tax benefit	$0	$0

SMARTCHASE CORP.
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 8 – PROVISION FOR INCOME TAXES (continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $nil for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years which expire in 2034 if not utilized.

NOTE 9 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the first quarter fiscal 2015, the Company concluded that it was appropriate to classify certain accounting and administrative fees to general & administrative fees.  Previously, such fees had been classified as professional fees. Accordingly, the Company had revised the classification to the Statements of Operations. This change in classification does not materially affect previously reported cash flows from operations in the Statements of Cash Flows for any period.

NOTE 10 – SUBSEQUENT EVENTS

On January 4, 2016, the President of the Company was repaid $45,779 for loans and payments made directly to vendors on behalf of the Company.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended December 31, 2015 and 2014, included in this report have been audited by Seale and Beers, CPAs, 8250 W Charleston Blvd, Suite 100 Las Vegas, NV, 89117, as set forth in their report included herein.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.  The deficiencies in our internal control over financial reporting are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, as of December 31, 2015, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses were identified by our Interim Principal Executive Officer and Principal Financial Officer in connection with the review of our financial statements as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees at December 31, 2015.  Each director holds office until the next annual meeting of shareholders and until the director's successor is elected and qualified or until the director's resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer's resignation or removal.

Name	Age	Title	Held Position Since

Raniero Corsini	51	President, Principal Financial Officer, Treasurer, Secretary and Director	Officer since March 21, 2012 Director since March 20, 2012 Resigned as Principal Executive Officer October 2, 2015
Thomas Jones	43	Interim Principal Executive Officer and Director	Interim Principal Executive Officer since October 2, 2015 Director since October 2, 2015

Background of Officers and Directors

Raniero Corsini: President, Principal Financial Officer, Treasurer, Secretary and Director

Mr. Corsini is the founder of Carlisle Bancorp, an international merchant bank based in Toronto, Canada, and currently serves as its President and CEO.  From 2009 to 2011 he was the President & CEO of Monarch Wealth Corp., an independent wealth management firm and grew its assets to over C$600 million. From 2001 to 2009 he also served as the President of Sentry Select UK and SVP of its Canadian operations where he grew the asset management business with assets over C$8 billion. Mr. Corsini received a BBA from the United States International University in London, UK and is fluent in six languages.   Mr. Corsini has served as a director of SmartChase Corp. (OTCQB:SCHS) since March 2012 and was a director of MeeMee Media Inc. (OTCQB:MEME) from July 2010 through July 2013.  He also currently serves on the Board of Spire Technologies Inc. (OTCPK:SPTK).

Thomas Jones: Interim Principal Executive Officer and Director

Over the past twenty years, Thomas Jones has dedicated his career to strategic development and value creation in start-ups and reorganizations. In his formative years before entrepreneurship, Mr. Jones spent five years in public relations as an Investor Relations Specialist, managing the financial communication strategies of publicly-traded companies listed on the TSX, CDNX (TSX Venture), and NASDAQ exchanges.

Mr. Jones then spent several years in IT as a senior manager of business development, leading teams to sell complex consulting mandates in the fields of eCommerce, Customer Relationship Management (CRM), and Enterprise Resource Planning (ERP), with a strong focus on open source web technologies (now called the "Cloud") and Best of Class applications such as Oracle, SAP, and Microsoft.

From November 2007 through present date, Mr. Jones has been the CEO of Northern Coast Inc. (Montreal, QC Canada); an integrated group of companies focused on investor-driven asset management. Northern Coast's core business is the creation of risk averse investment funds that generate regular and reliable income for retail investors seeking to maximize their hard earned savings without taking on undue risk.  As CEO, Mr. Jones responsibilities include: overseeing compliance and regulatory issues; leading the financing activities; communicating to the market and to investors Northern Coast Inc.'s strategy and long term values; implementing the will of the Board and hiring key managers. From July 2014 to present, he has also served as the President and CEO of Northern Coast Financial Inc.; an Ottawa, ON company and from July 2015 to present date he has been the President and C.E.O. of Northern Coast Strategic Fund Inc. (Ottawa, ON).

Involvement in Certain Legal Proceedings

During the past ten years, Mrrs. Corsini and Jones' have not been the subject of the following events:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of the Company's knowledge, all such reports as required to be filed during the 2015 fiscal year were filed on a timely basis in compliance with Section 16(a).

Committees of the Board and Audit Committee Financial Expert

Our Board of Directors held no formal meetings during the 12 month period ended December 31, 2015.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers as of December 31, 2015 for all services rendered in all capacities to us during the last three completed fiscal years.

Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)

Raniero Corsini	2015	0	0	0	0	0	0	0	0
President, former	2014	0	0	0	0	0	0	0	0
Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary and Director (appointed officer 03/21/2012 and director 03/20/2012) (resigned as Principal Executive Officer October 2, 2015)	2013	0	0	0	0	0	0	0	0

Thomas Jones	2015	0	0	0	0	0	0	0	0
Interim Principal	2014	0	0	0	0	0	0	0	0
Executive Officer and Director (effective October 2, 2015)	2013	0	0	0	0	0	0	0	0

Martin Doane	2015	0	0	0	0	0	0	0	0
Former Vice President,	2014	0	0	0	0	0	0	0	0
former Secretary and former Director (resigned 09/04/2013)	2013	0	0	0	0	0	0	0	0

Employment Agreements

There are no employment agreements with our officers and none are being contemplated.  The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers.

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

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to our executive officers, or directors or employees during the current fiscal year.  No stock options have been previously granted.

Compensation of Directors

We have no standard arrangement to compensate our directors for their services in capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.  We did not pay our directors any compensation during fiscal year ending December 31, 2015.

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

Other financial arrangements made by the corporation pursuant to Section 78.752 may include the following:

(a)	the creation of a trust fund;

(b)	the establishment of a program of self-insurance;

(c)	the securing of its obligation of indemnification by granting a security interest or other lien on any assets of the corporation; and

(d)	the establishment of a letter of credit, guaranty or surety.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company's common stock, and our directors and executive officers as a group, as of December 31, 2015, with the computation being based upon 33,942,563 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

PRINCIPAL SHAREHOLDERS

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (1)

common	Raniero Corsini Suite 201-55 York Street Toronto, ON M5J 1R7	18,000,000 Direct ownership	53.03%

SECURITY OWNERSHIP MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class

common	Raniero Corsini, President, CFO, Treasurer, Secretary & Director	18,000,000 Direct Ownership	53.03%

common	Thomas Jones, Interim CEO & Director	Nil	0%

All Officers & Directors as a Group (2 persons)		18,000,000	53.03%

(1)   The percentages listed in the percent of class column are based upon 33,942,563 issued and outstanding shares of Common Stock.

Changes in Control

Subsequent to the end of the period, Mr. Corsini entered into a transaction to sell 17,500,000 of his shares to Northern Coast Financial Inc.; a company controlled by Mr. Thomas Jones; CEO of SmartChase Corp; resulting in a change of control as that term is defined by the provisions of Item 403(c) of Regulation S-B.

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

Through a Board Resolution in November 2008, it was resolved that we shall not call nor redeem our Series A non-voting Callable and Convertible Preferred shares.  The shareholders of the Series A Preferred shares will be permitted to convert each Series A Preferred share owned for two hundred (200) common shares, at their sole discretion.   During the year ended December 31, 2014, an aggregate of 62,500 preferred shares were converted into 12,500,000 shares of common stock.  As of December 31, 2015, nil preferred shares remain issued and outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Business Relationships

The company's president has contributed office space for our use.  There is no charge to us for the space.  Our President will not seek reimbursement for office rent expenses.  As of December 31, 2015 our President of the Company is owed $45,779 (2014 - $121,552) for loans and payments made directly to vendors on behalf of the Company.  Subsequent to the period covered under this current report on Form 10-K, our President was repaid the balance owing of $45,779.

During the year ended December 31, 2015, a company controlled by our interim CEO, is owed an aggregate of $25,728 (2014 – nil) for professional services rendered to the Company.

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

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange.  Nevertheless, in determining whether a director or nominee for director should be considered "independent" the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Pursuant to that definition, neither of the two members of our Board of Directors is independent.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending December 31, 2015 and 2014.  Aggregate fees billed to us for the years ended December 31, 2014 and 2013 are as follows:

	For the Years Ended December 31,
	2015	2014

(1) Audit Fees (i)	$8,000	$4,500
(2) Audit – Related Fees	-0-	-0-
(3) Tax Fees	-0-	-0-
(4) All Other Fees	-0-	-0-

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following financial statements are set forth in Item 8:

Page No.
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Stockholders' Equity (Deficit)	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

b) The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	SB-2	02/21/2007	3.1

3.2	Bylaws	SB-2	02/21/2007	3.2

3.3	Amended Articles of Incorporation	SB-2	02/21/2007	3.3

3.4	Amended Articles of Incorporation	8-K	11/19/2008	3.4

10.2	Option Sale Agreement of Petroleum and Natural Gas Rights, dated December 16, 2009	8-K	12/18/2009	10.2

31.1	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized.

SMARTCHASE CORP.
Registrant

BY:	/s/ THOMAS JONES
Thomas Jones, Principal Executive Officer and Director

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Principal Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ RANIERO CORSINI Raniero Corsini	President, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	March 16, 2016

Signature	Title	Date

By: /s/ THOMAS JONES Thomas Jones	Principal Executive Officer and Director	March 16, 2016