Form 10-Q
period 2016-03-31
SMARTCHASE CORP.
filed 2016-05-03
CIK 1390533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes | X |  No |  |

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes | X |  No |   |

At May 3, 2016, the Registrant had 33,942,563 common shares and nil preferred shares outstanding.

SMARTCHASE CORP.
Index To Form 10-Q
For the Quarterly Period Ended March 31, 2016

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Unaudited Condensed Balance Sheets as of March 31, 2016 and December 31, 2015	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2016 and 2015	2

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015	3

	Notes to the Unaudited Condensed Financial Statements	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	8

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4	Controls and Procedures	11

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Mine Safety Disclosures	12

Item 5	Other Information	12

Item 6	Exhibits	13

Signatures		14

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

SMARTCHASE CORP.
CONDENSED BALANCE SHEET
(Expressed in US Dollars)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,006	$118,743
Prepaid expenses	8,625	10,500
TOTAL ASSETS	37,631	129,243

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,330	$5,211
Accounts payable – related party	-	25,728
Related party loan	-	45,779
	6,330	76,718

Convertible Debentures (net of debt discount)	160,714	142,857
Interest Payable	8,750	-
TOTAL LIABILITIES	175,794	219,575

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.001 par value; 195,000,000 shares authorized; 33,942,563 shares issued and outstanding as of March 31, 2016 and December 31, 2015	33,943	33,943

Additional paid-in capital	851,313	851,313
Accumulated deficit	(1,023,419)	(975,588)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(138,163)	(90,332)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$37,631	$129,243

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

OPERATING EXPENSES
General and administrative	11,940	5,567
Transfer Agent and filing fees	4,634	1,910
Professional fees	4,650	3,500
Total Operating Expenses	21,224	10,977

LOSS FROM OPERATIONS	(21,224)	(10,977)

OTHER EXPENSES:
Financing expense	(26,607)	-
Foreign currency transaction gain (loss)	-	1,911
	(26,607)	1,911

NET (LOSS) GAIN	(47,831)	(9,067)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	33,942,563	21,442,563

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) gain	$(47,831)	$(9,067)
Adjustments to reconcile net loss to net cash used
In operating activities:
Depreciation and amortization	-	-
Stock-based compensation	-	-
Amortization of debt discount	17,857	-

Changes in operating assets and liabilities:
(Increase) decrease in prepaid	1,875	-
Increase (decrease) in interest payable	8,750	-
Increase (decrease) in accounts payable and accrued expenses	(24,609)	1,925
Net cash used in operating activities	(43,958)	(7,142)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances from (repayment to) related party	(45,779)	9,841
Net cash provided by financing activities	(45,779)	9,841

NET INCREASE (DECREASE) IN CASH	(89,737)	2,699

CASH AND CASH EQUIVALENTS, Beginning of period	118,743	744

CASH AND CASH EQUIVALENTS, End of period	$29,006	$3,443

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.
Notes to the Condensed Financial Statements
March 31, 2016

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of March 31, 2016, the Company has accumulated operating losses of approximately $1,023,419.  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
March 31, 2016

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
March 31, 2016

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at March 31, 2016 and December 31, 2015, the Company has cash equivalents in the amount of $ nil and $ nil that are over the federally insured limit.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2016, nil is owed to related parties (December 31, 2015 - $71,507). During the quarter, $45,779 was repaid to the Company's President for loans and payments made directly to vendors on behalf of the Company and $25,728 was paid to a company controlled by the Company's Chief Executive Officer for professional services rendered.

NOTE 5 – STOCKHOLDER'S EQUITY

As of March 31, 2016 there were 33,942,563 shares of common stock issued and outstanding and nil shares of preferred stock issued and outstanding.

During the year ended December 31, 2014, an aggregate of 62,500 preferred shares of stock were converted into 12,500,000 shares of common stock at a conversion rate of 200 to 1.

SMARTCHASE CORP.
Notes to the Condensed Financial Statements
March 31, 2016

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

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

NOTE 8 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. At the conclusion of the first quarter interim review of fiscal 2015, the Company concluded that it was appropriate to reclassify certain accounting and administrative fees to general & administrative fees.  Previously, such fees had been classified as professional fees. Accordingly, the Company has revised the classification to the Statements of Operations. This change in classification does not materially affect previously reported cash flows from operations in the Statements of Cash Flows for any period.

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

Results of Operations

We did not generate any revenues during the three month periods ended March 31, 2016 and 2015.
During the three month periods ended March 31, 2016 and 2015, much of the Company's resources were directed at maintaining the Company in good standing and identifying new business opportunities.  We currently have no definitive agreements or understanding with any prospective business combination candidates.

For the three months ended March 31, 2016 and 2015

We had a net loss of $(47,831) during the three months ended March 31, 2016 compared to a net loss of $(9,067) during the same period ended March 31, 2015.  The change is explained below.

Operating expenses for the three months ended March 31, 2016 totaled $ 21,224 (2015- $10,977) consisting of $ 11,940 in general and administrative expenses (2015 - $5,567), $4,634 in transfer agent and filing fees (2015 - $1,910) and professional fees of $4,650 (2015 - $3,500).  Operating expenses were greater during the three months ended March 31, 2016 primarily as a result of as additional administrative and filing fees as the company initiated certain changes in its management and business direction in anticipation of pursuing new business opportunities in the Information Technology sector.

During the three months ended March 31, 2016 the Company incurred financing and interest expenses of $26,608 from the issuance of the $250,000 Convertible Debenture (2015 - nil).

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

Liquidity and Capital Resources

At March 31, 2016, we had current assets of $37,631 and current liabilities of $6,330 resulting in working capital of $ 31,301 compared to $129,243 in current  assets and total current liabilities of $76,718 for the year ended December 31, 2015.

Net cash from (used in) operating activities was $(43,958) and $(7,142) for the three months ended March 31, 2016 and 2015, respectively.  Cash from financing activities was $(45,779) and $9,841 for the three months ended March 31, 2016 and 2015, respectively.  Cash from financing activities during the three months ended March 31, 2015 was due to working capital advances from our President during the period.  During the three months ended March 31, 2016, $45,779 was repaid to our President towards the balance of the working capital loan and as at March 31, 2016, our President has been repaid in full.

We generated no revenue during the three months ended March 31, 2016.  We do not anticipate generating any revenues for the foreseeable future.   Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness.  We did not receive any cash from the sale of shares during the three month period ended March 31, 2016.

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

Contractual Obligations

None.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2015 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2016.

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures resulting in material weaknesses.

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

As of March 31, 2016 the deficiencies have not been remedied due to our lack of sufficient capital resources.  We are working to remedy our deficiencies.

Changes in Internal Control Over Financial Reporting

As of March 31, 2016, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

ITEM 1A.              RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, hereunto duly authorized on this  29 day of April 2016.

SMARTCHASE CORP.
Registrant

BY:	/s/ THOMAS JONES
Thomas Jones, Principal Executive Officer and Director

BY:	/s/ RANIERO CORSINI
Raniero Corsini, Principal Financial Officer, Treasurer, Secretary and Director