Form 10-Q
period 2016-06-30
SMARTCHASE CORP.
filed 2019-12-12
CIK 1390533

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-52725

SmartChase Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-4765268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Preston Street, 11th Floor, Ottawa, ON	K1S 1N4
(Address of principal executive offices)	(Zip Code)

(514) 290-8863

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

Yes ☐ No ☒

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock on December 12, 2019, was 33,942,563.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Smartchase Corporation
Condensed Balance Sheet
(Expressed in US Dollars)

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,258	$118,743
Prepaid expenses	6,750	10,500
TOTAL ASSETS	$13,008	$129,243

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$(2,136)	$5,211
Accounts payable - related party	–	25,728
Related party loan	–	45,779
	(2,136)	76,718

Convertible debentures (net of debt discount)	178,571	–
Interest payable	17,500	142,857
TOTAL LIABILITIES	193,935	219,575

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.001 par value; 195,000,000 shares authorized; 33,942,563 shares issued and outstanding as of June 30, 2016 and December 31, 2015	33,943	33,943
Additional paid-in capital	851,313	851,313
Accumulated deficit	(1,066,183)	(975,588)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(180,927)	(90,332)

Total Liabilities and Stockholders' Equity (Deficit)	$13,008	$129,243

The accompanying notes are an integral part of these condensed financial statements.

Smartchase Corporation
Condensed Statements of Operations
(Unaudited)
(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative	$12,534	$4,560	$24,474	$10,129
Transfer agent and filing fees	3,623	1,933	8,257	3,843
Professional fees	–	1,750	4,650	5,250
Total Operating Expenses	16,157	8,243	37,381	19,222

LOSS FROM OPERATIONS	(16,157)	(8,243)	(37,381)	(19,222)

OTHER EXPENSES:
Financing expense	(26,607)	–	(53,214)	–
Foreign currency transaction gain (loss)	–	(680)	–	1,231

NET (LOSS) GAIN	$(42,764)	$(8,923)	$(90,595)	$(17,990)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$–	$–	$–	$–

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	33,942,563	33,942,563	33,942,563	33,942,563

The accompanying notes are an integral part of these condensed financial statements.

Smartchase Corporation
Condensed Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) gain	$(90,595)	$(17,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	–
Stock-based compensation	–	–
Amortization of debt discount	–	–

Changes in operating assets and liabilities:
(Increase) decrease in prepaid	3750	–
Increase (decrease) in interest payable	17,500	–
Increase (decrease) in accounts payable and accrued expenses	(7,347)	2,632
Net cash used in operating activities	(76,692)	(15,358)

CASH FLOW FROM FINANCING ACTIVITIES:
Convertible debentures discount amortization	35,714	–
Advances from (repayment to) related party	(71,507)	16,411
Net cash provided by financing activities	(35,793)	16,411

NET INCREASE (DECREASE) IN CASH	(112,485)	1,053

CASH AND CASH EQUIVALENTS, Beginning of period	118,743	744

CASH AND CASH EQUIVALENTS, End of period	$6,258	$1,797

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.

Notes to the Condensed Financial Statements

June 30, 2016

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2016, the Company has accumulated operating losses of approximately $1,066,183. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

June 30, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements. As at June 30, 2016 and December 31, 2015, the Company has cash equivalents in the amount of $ nil and $ nil that are over the federally insured limit.

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

SMARTCHASE CORP.

Notes to the Condensed Financial Statements

June 30, 2016

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2016, $Nil is owed to related parties (December 31, 2015 - $71,507). Interest expense of $8,750 was accrued on related party convertible debentures during the quarter.

NOTE 5 – STOCKHOLDERS’ EQUITY

As of June 30, 2016 there were 33,942,563 shares of common stock issued and outstanding and nil shares of preferred stock issued and outstanding.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On December 31, 2015, the Company sold convertible debentures at a price of $1,000 per convertible debenture to a related party for an aggregate of $250,000 (the “Convertible Debenture”). The debentures have a term of eighteen (18) months from December 31, 2015 (the “Maturity Date”), bear interest at a rate of 14% per annum, payable on the Maturity Date, shall be converted into common shares of the Corporation ("Debenture Shares") at the following conversion prices: $0.07 per share within six (6) months of issuance, $0.10 per share between six (6) to twelve (12) months, and $0.15 per share between twelve (12) to eighteen (18) months. During the fiscal year ended December 31, 2015, the Company accounted for the beneficial conversion feature of the Convertible Debenture in the amount of $107,143, which was recorded as a discount and amortized over the life of the Convertible Debenture. As of June 30, 2016, the unamortized balance of the discount was $71,429 (December 31, 2015 - $107,143). Subsequent to year end, the maturity date has been extended indefinitely as per the allowances in the contractual agreement and interest will continue to accumulate until the debt has been discharged.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed above and in “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this Quarterly Report on Form 10-Q (the “Form 10-Q”), unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

In this Form 10-Q references to “SmartChase,” the “Company,” “we,” “us” and “our” refer to SmartChase Corp.

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

Overview of Operations

We were incorporated in the State of Nevada on April 24, 2006, as Political Calls, Inc.  We maintain our statutory registered agent's office at 6910 S. Cimarron Rd., Suite 240, Las Vegas, NV, 89113 and our principal executive offices are located at 343 Preston Street, 11th Floor, Ottawa, ON, K1S 1N4.  Our telephone number is (514) 290-8863.

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

In December 2009, we entered into a “Formal Option to Purchase and Sale Agreement of Petroleum and Natural Gas Rights” with an Alberta Corporation and purchased certain petroleum and natural gas rights within the Province of Alberta for a total purchase price of $471,524 ($500,000.00 Canadian Dollars). We were unable to secure additional financing to conduct exploration and drill wells on our oil and gas properties and, consequently, during the year ended December 31, 2010, we became a shell corporation whose sole purpose at that time until the present has been and is to locate and consummate a merger and/or acquisition with an operating entity.

On December 3, 2014, we amended our Articles of Incorporation to change our name from “Northern Empire Energy Corp.” to “SmartChase Corp.” (the “Name Change”) to better reflect our new business direction pursuing business opportunities in the digital media sector, with an initial focus on the development and utilization of mobile apps.  We were unsuccessful in our efforts to locate suitable business opportunities in the digital media sector, and as a result we have been seeking other viable business opportunities for the Company.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We are a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition with an operating entity.

Plan of Operation

Currently, we are a development stage corporation. A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

Our plan of operation for the next twelve months will be to pursue business opportunities in the Financial Information Technology (“Fintech”) sector. Our business plan is focused on providing customized technology platforms to small businesses and independent financial advisors in a way that is tailored to their needs. By combining easy-to-use on-site devices and the power of the cloud we intend to bring the latest technology directly into to the place of business allowing for small businesses to communicate, manage data, and improve efficiency.

In the event we are unable to execute our business plan, we will then (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of an operating entity engaged in any industry selected.

Results of Operations

We did not generate any revenues during the three-month periods ended June 30, 2016 and 2015 or in the six-month periods ended June 30, 2016 and 2015, respectively. During the six-month periods ended June 30, 2016 and 2015, much of our resources were directed at maintaining the Company in good standing and identifying new business opportunities. On May 30, 2019, we signed a binding Memorandum of Understanding (“MOU”) with a related party to acquire 90% of the outstanding shares of Northern Coast Asset Management Inc. (“NCAM”), a Canadian manufacturer of alternative investment funds. Besides the MOU, we currently have no definitive agreements or understanding with any prospective business combination candidates.

For the three months ended June 30, 2016 and 2015

We had a net loss of $(10,450) during the three months ended June 30, 2016 compared to a net loss of $(8,923) during the same period ended June 30, 2015. The change is explained below.

Operating expenses for the three months ended June 30, 2016 totaled $16,157 (2015- $8,243) consisting of $12,534 in general and administrative expenses (2015 - $4,560), $3,623 in transfer agent and filing fees (2015 - $1,933) and professional fees of $0 (2015 - $1,750). Operating expenses were greater during the three months ended June 30, 2016 primarily as a result of additional administrative and filing fees as the Company initiated certain changes in its management and business direction in anticipation of pursuing new business opportunities in the Fintech sector.

During the three months ended June 30, 2016, we incurred financing and interest expenses of $26,607 from the issuance of the $250,000 Convertible Debenture (2015 - $0).

For the six months ended June 30, 2016 and 2015

We had a net loss of $(90,595) during the six months ended June 30, 2016 compared to a net loss of $(17,990) during the same period ended June 30, 2015. The change is explained below.

Operating expenses for the six months ended June 30, 2016 totaled $37,381 (2015- $19,221) consisting of $24,474 in general and administrative expenses (2015 - $ 10,129), $8,257 in transfer agent and filing fees (2015 - $3,843) and professional fees of $4,650 (2015 - $5,250). Operating expenses were greater during the six months ended June 30, 2016 primarily as a result of additional administrative and filing fees as the Company initiated certain changes in its management and business direction in anticipation of pursuing new business opportunities in the Fintech sector.

During the six months ended June 30, 2016, we incurred financing and interest expenses of $53,214 from the issuance of the $250,000 Convertible Debenture (2015 - $ 0).

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

Liquidity and Capital Resources

At June 30, 2016, we had current assets of $13,008 and current liabilities of $(2,136) resulting in working capital of $15,144 compared to $129,243 in current assets and total current liabilities of $76,718 for the year ended December 31, 2015.

Net cash from (used in) operating activities was $(90,595) and $(17,990) for the six months ended June 30, 2016 and 2015, respectively. Cash from financing activities was $(35,793) and $16,411 for the six months ended June 30, 2016 and 2015, respectively.  Cash from financing activities during the six months ended June 30, 2016 was due to working capital advances from our previous President during the period. During the six months ended June 30, 2016, $71,507 was repaid to our previous President towards the balance of the working capital loan and as at June 30, 2016, our President has been repaid in full.

We generated no revenue during the six months ended June 30, 2016. We do not anticipate generating any revenues for the foreseeable future. Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness. We did not receive any cash from the sale of shares during the six-month period ended June 30, 2016.

We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations, have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. During the next twelve months, we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. There can be no assurance that we will be able to raise additional capital, and if we are unable to raise additional capital, we will unlikely be able to continue as a going concern.

Going Concern

As of the date of this Form 10-Q, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations. The financial statements included in this Form 10-Q have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

Contractual Obligations

None.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our Form 10-K for the year ended December 31, 2015, except for the newly adopted accounting policies as disclosed in the interim financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our President, Thomas Jones, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Jones, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2016. Based on his evaluation, Mr. Jones concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SmartChase Corp.

Date: December 12, 2019	By	/s/ Thomas Jones
Thomas Jones, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

