Form 10-Q
period 2016-09-30
SMARTCHASE CORP.
filed 2019-12-13
CIK 1390533

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock on December 13, 2019, was 33,942,563.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Smartchase Corporation
Condensed Balance Sheet
(Expressed in US Dollars)

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,725	$118,743
Related party advance	2,000	–
Prepaid expenses	4,875	10,500
TOTAL ASSETS	$10,600	$129,243

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$(2,637)	$5,211
Accounts payable - related party	–	25,728
Related party loan	–	45,779
	(2,637)	76,718
Convertible debentures (net of debt discount)	196,429	142,857
Interest payable	26,250	–
TOTAL LIABILITIES	222,679	219,575

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.001 par value; 195,000,000 shares authorized; 33,942,563 shares issued and outstanding as of September 30, 2016 and December 31, 2015	33,943	33,943
Additional paid-in capital	851,313	851,313
Accumulated deficit	(1,094,698)	(975,588)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(209,442)	(90,332)

Total Liabilities and Stockholders' Equity (Deficit)	$10,600	$129,243

The accompanying notes are an integral part of these condensed financial statements.

Smartchase Corporation
Condensed Statements of Operations
(Unaudited)
(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative	$33	$6,704	$24,507		$16,833
Transfer agent and filing fees	1,875	1,245	10,132		5,088
Professional fees	–	1,500	4,650		6,750
Total Operating Expenses	1,908	9,449	39,289		28,670

LOSS FROM OPERATIONS	(1,908)	(9,449)	(39,289)		(28,670)

OTHER EXPENSES:
Financing expense	(26,607)	–	(79,821)		–
Foreign currency transaction gain (loss)	–	1,895	–		3,126

NET (LOSS) GAIN	(28,515)	$(7,554)	$(119,110)		$(25,544)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$–	$–	$–	$

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	33,942,563	33,942,563	33,942,563		33,942,563

The accompanying notes are an integral part of these condensed financial statements.

Smartchase Corporation
Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) gain	$(119,110)	$(25,544)
Adjustments to reconcile net loss to net cash used In operating activities:
Depreciation and amortization	–	–
Stock-based compensation	–	–
Amortization of debt discount	–	–

Changes in operating assets and liabilities:
(Increase) decrease in prepaid	5,625	–
Increase (decrease) in interest payable	26,250	–
Increase (decrease) in accounts payable and accrued expenses	(7,848)	1,509
Net cash used in operating activities	(95,083)	(24,035)

CASH FLOW FROM FINANCING ACTIVITIES:
Convertible debentures discount amortization	53,572	–
Advances from (repayment to) related party	(73,507)	24,228
Net cash provided by financing activities	(19,935)	24,228

NET INCREASE (DECREASE) IN CASH	(115,018)	193

CASH AND CASH EQUIVALENTS, Beginning of period	118,743	744

CASH AND CASH EQUIVALENTS, End of period	$3,725	$937

The accompanying notes are an integral part of these condensed financial statements.

SMARTCHASE CORP.

Notes to the Condensed Financial Statements

September 30, 2016

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company has accumulated operating losses of approximately $1,094,698. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

September 30, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements. As at September 30, 2016 and December 31, 2015, the Company has cash equivalents in the amount of $nil and $nil that are over the federally insured limit.

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

SMARTCHASE CORP.

Notes to the Condensed Financial Statements

September 30, 2016

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2016, $Nil is owed to related parties (December 31, 2015 - $71,507). During the quarter, $2,000 was advanced to the Company’s President for loans and payments made directly to vendors on behalf of the Company. Interest expense of $8,750 was accrued on related party convertible debentures during the quarter.

NOTE 5 – STOCKHOLDER’S EQUITY

As of September 30, 2016 there were 33,942,563 shares of common stock issued and outstanding and nil shares of preferred stock issued and outstanding.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

On December 31, 2015, the Company sold convertible debentures at a price of $1,000 per convertible debenture to a related party for an aggregate of $250,000 (the “Convertible Debenture”). The debentures have a term of eighteen (18) months from December 31, 2015 (the “Maturity Date”), bear interest at a rate of 14% per annum, payable on the Maturity Date, shall be converted into common shares of the Corporation ("Debenture Shares") at the following conversion prices: $0.07 per share within six (6) months of issuance, $0.10 per share between six (6) to twelve (12) months, and $0.15 per share between twelve (12) to eighteen (18) months. During the fiscal year ended December 31, 2015, the Company accounted for the beneficial conversion feature of the Convertible Debenture in the amount of $107,143, which was recorded as a discount and amortized over the life of the Convertible Debenture. As of September 30, 2016, the unamortized balance of the discount was $53,571 (December 31, 2015 - $107,143). Subsequent to year end, the maturity date has been extended indefinitely as per the allowances in the contractual agreement and interest will continue to accumulate until the debt has been discharged.

NOTE 8 –RECLASSIFICATION OF PRIOR YEAR PRESENTATION

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

Results of Operations

We did not generate any revenues during the three-month periods ended September 30, 2016 and 2015 or in the nine-month periods ended September 30, 2016 and 2015, respectively. During the nine-month periods ended September 30, 2016 and 2015, much of our resources were directed at maintaining the Company in good standing and identifying new business opportunities. On May 30, 2019, we signed a binding Memorandum of Understanding (“MOU”) with a related party to acquire 90% of the outstanding shares of Northern Coast Asset Management Inc. (“NCAM”), a Canadian manufacturer of alternative investment funds. Besides the MOU, we currently have no definitive agreements or understanding with any prospective business combination candidates.

For the three months ended September 30, 2016 and 2015

We had a net loss of $(28,515) during the three months ended September 30, 2016 compared to a net loss of $(7,554) during the same period ended September 30, 2015. The change is explained below.

Operating expenses for the three months ended September 30, 2016 totaled $1,908 (2015- $9,449) consisting of $33 in general and administrative expenses (2015 - $6,704), $1,875 in transfer agent and filing fees (2015 - $1,245) and professional fees of $0 (2015 - $1,500). Operating expenses were lower during the three months ended September 30, 2016 primarily as a result of less general and administrative expenses.

During the three months ended September 30, 2016, we incurred financing and interest expenses of $(26,607) compared to $0 during the same period ended September 30, 2015, owing to the amortization of, and interest on, the Convertible Note Payable.

For the nine months ended September 30, 2016 and 2015

We had a net loss of $(39,289) during the nine months ended September 30, 2016 compared to a net loss of $(28,670) during the same period ended September 30, 2015. The change is explained below.

Operating expenses for the nine months ended September 30, 2016 totaled $39,289 (2015- $28,670) consisting of $24,507 in general and administrative expenses (2015 - $16,833), $10,132 in transfer agent and filing fees (2015 - $5,088) and professional fees of $4,650 (2015 - $6,750). Operating expenses were greater during the nine months ended September 30, 2016 primarily as a result of additional administrative and filing fees as the Company initiated certain changes in its management and business direction in anticipation of pursuing new business opportunities in the Fintech sector.

During the nine months ended September 30, 2016, we incurred financing and interest expenses of $(79,821) compared to $0 during the same period ended September 30, 2015, owing to the amortization of, and interest on, the Convertible Note Payable.

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

Liquidity and Capital Resources

At September 30, 2016, we had current assets of $10,600 and current liabilities of $(2,637) resulting in working capital of $13,237 compared to $129,243 in current assets and total current liabilities of $76,718 for the year ended December 31, 2015.

Net cash from (used in) operating activities was $(95,083) and $(24,035) for the nine months ended September 30, 2016 and 2015, respectively. Cash from financing activities was $(19,935) and $24,228 for the nine months ended September 30, 2016 and 2015, respectively.  Cash from financing activities during the nine months ended September 30, 2016 was due to working capital advances from our previous President during the period. During the nine months ended September 30, 2016, $73,507 was repaid to our previous President towards the balance of the working capital loan and as at September 30, 2016, our President has been repaid in full.

We generated no revenue during the nine months ended September 30, 2016. We do not anticipate generating any revenues for the foreseeable future. Since inception, we have used our common stock to raise money to fund our business operations, for corporate expenses and to repay outstanding indebtedness. We did not receive any cash from the sale of shares during the nine-month period ended September 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our President, Thomas Jones, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Jones, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2016. Based on his evaluation, Mr. Jones concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SmartChase Corp.

Date: December 13, 2019	By	/s/ Thomas Jones
Thomas Jones, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

